Form 10-Q
period 1996-09-30
MODTECH INC
filed 1996-11-21
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For quarter ended September 30, 1996

                        Commission File Number 000-18680



                                 MODTECH, INC.


          CALIFORNIA                                         33-0044888
-------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


2830 Barrett Avenue, Perris, CA                                92572
-------------------------------                         --------------------
    (Address of principal                                    (Zip Code)
     executive office)



                 Registrant's telephone number: (909) 943-4014





              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X    No
                                      ---      ---


         As of September 30, 1996, there were 6,429,166 shares of the Registrant's Common Stock outstanding.

                                 MODTECH, INC.


                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


               PART I. STATEMENT REGARDING FINANCIAL INFORMATION


         The financial statements included herein have been prepared by MODTECH, INC. (The "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

                                 MODTECH, INC.

                         CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)




                                                                Three                                  Nine
                                                             Months Ended                          Months Ended
                                                             September 30,                         September 30,
                                                     -----------------------------         -----------------------------
                                                         1995             1996                1995              1996
                                                     -----------       -----------         -----------       -----------
NET SALES                                            $ 6,758,000       $14,285,000         $16,135,000       $26,989,000
COST OF SALES                                          5,800,000        12,164,000          13,784,000        23,026,000
                                                     -----------       -----------         -----------       -----------
   Gross profit                                          958,000         2,121,000           2,351,000         3,963,000

OPERATING EXPENSES
   Selling, general & administrative                     328,000           623,000           1,186,000         1,471,000
                                                     -----------       -----------         -----------       -----------
Income (loss) from operations                            630,000         1,498,000           1,165,000         2,492,000

OTHER INCOME (EXPENSE)
   Interest expense, net                                (182,000)         (142,000)           (420,000)         (246,000)
   Other - net                                             9,000            22,000              13,000            41,000
                                                     -----------       -----------        ------------       -----------

                                                        (173,000)         (120,000)           (407,000)         (205,000)
                                                     -----------       -----------         -----------       -----------
   Income before income taxes                            457,000         1,378,000             758,000         2,287,000

PROVISION FOR INCOME TAXES, (Benefit)                          0            49,000                   0            69,000
                                                     -----------       -----------         -----------       -----------

Net income                                               457,000         1,329,000             758,000         2,218,000
                                                     -----------       -----------         -----------       -----------

5% Convertible preferred stock dividend                        -                 -                   -            48,000
                                                     -----------       -----------         -----------       -----------

Net income available for common stock                $   457,000       $ 1,329,000         $   758,000       $ 2,170,000
                                                     ===========       ===========         ===========       ===========

Primary Earnings per share                           $      0.07       $      0.14         $      0.12       $      0.24
                                                     -----------       -----------         -----------       -----------

Weighted average shares outstanding                    6,550,000         9,200,000           6,550,000         9,200,000
                                                     -----------       -----------         -----------       -----------

Fully diluted Earnings per share                     $      0.07       $      0.14         $      0.12       $      0.24
                                                     -----------       -----------         -----------       -----------

Weighted average shares outstanding                    6,550,000         9,200,000           6,550,000         9,200,000
                                                     -----------       -----------         -----------       -----------


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 MODTECH, INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)




                                                                                        DECEMBER 31         SEPTEMBER 30
                                                                                            1995                 1996
                                                                                        -----------         ------------
ASSETS

CURRENT ASSETS
   Cash                                                                                 $   561,000          $ 1,501,000
   Accounts receivable, net, including costs in
   excess of billings of $1,454,000 and $3,432,000                                        4,623,000           14,353,000
   Inventories                                                                              646,000            3,091,000
   Note receivable from affiliates                                                          483,000                    -
   Due from affiliates                                                                      765,000              986,000
   Other current assets                                                                     125,000              122,000
                                                                                        -----------          -----------
      Total current assets                                                                7,203,000           20,053,000

PROPERTY AND EQUIPMENT, NET                                                               7,516,000            7,907,000

OTHER ASSETS
   Notes Receivable from affiliates                                                         238,000                -
   Deposits and other assets                                                                197,000              245,000
                                                                                        -----------          -----------
                                                                                            435,000              245,000
                                                                                        -----------          -----------

                                                                                        $15,154,000          $28,205,000
                                                                                        ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                             $ 2,061,000          $ 7,307,000
   Current portion of long-term debt                                                          -                  100,000
   Billings in excess of costs                                                              760,000            2,003,000
                                                                                        -----------          -----------
      Total current liabilities                                                           2,821,000            9,410,000
                                                                                        -----------          -----------

LONG-TERM DEBT                                                                            3,590,000            7,184,000
                                                                                        -----------          -----------

STOCKHOLDERS' EQUITY
   Convertible preferred stock, Series A, shares
   authorized, 5,000,000, issued and outstanding
    2,850,000 in 1995                                                                     2,685,000                    -
   Common stock, shares authorized,
    20,000,000,000; issued and outstanding,
    3,053,350 and 6,429,166 in 1995 and 1996                                              1,055,000            2,363,000
  Additional paid-in capital                                                             13,619,000           15,693,000
   Retained earnings                                                                     (8,616,000)          (6,445,000)
                                                                                        -----------          -----------
      Total stockholders' equity                                                          8,743,000           11,611,000
                                                                                        -----------          -----------
                                                                                        $15,154,000          $28,205,000
                                                                                        ===========          ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 MODTECH, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                               NINE MONTHS ENDED
                                                                                        --------------------------------
                                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                                             1995                1996
                                                                                        ------------        ------------
Operating activities
Net income                                                                              $   758,000          $ 2,219,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                                                            336,000              384,000
   Loss (gain) on sale of equipment                                                         (41,000)              (5,000)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                         (2,461,000)          (9,730,000)
      (Increase) decrease in inventory                                                      242,000           (2,445,000
      (Increase) in prepaid expenses and other assets                                        79,000              (45,000)
      Increase (decrease) in accounts payable and
       accrued liabilities                                                                  866,000            5,246,000
      Increase (decrease) billings in excess of earnings                                    297,000            1,243,000
      (Increase) decrease in due from affiliates                                           (440,000)             500,000
                                                                                        -----------          -----------
Net cash used in operating                                                                 (364,000)          (2,633,000)
                                                                                        -----------          -----------
Investing activities:
  Proceeds from sale of equipment                                                            46,000               12,000
  Purchase of property and equipment                                                       (175,000)            (782,000)
                                                                                        -----------          -----------
Net cash used in investing activities                                                      (129,000)            (770,000)
                                                                                        -----------          -----------
Financing activities:
   (Payments) proceeds from long-term
    borrowing and revolving credit line                                                   2,097,000            3,694,000
   Conversion of stock warrants and options                                                   -                  697,000
   Declared dividends                                                                         -                  (48,000)
                                                                                        -----------          -----------
Net cash provided by financing activities                                                 2,022,000            4,343,000
                                                                                        -----------          -----------

Increase, (Decrease) in cash                                                              1,529,000              940,000
Cash and cash equivalents, at beginning of period                                           836,000              561,000
                                                                                        -----------          -----------
Cash and cash equivalents, at end of period                                             $ 2,365,000          $ 1,501,000
                                                                                        ===========          ===========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 MODTECH, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996





1)    Management Opinion

      In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


2)    Taxes on Income

      Certain items of income and expense are recorded on different bases for financial statement and income tax reporting. Deferred state income taxes have been provided for the effects of these temporary differences.


3)    Earnings Per Share

      Earnings per share is computed on the basis of the weighted average number of common equivalent shares outstanding during each year. It is assumed that all dilutive stock options are exercised at the grant date and that the proceeds are used to purchase shares of the Company's common stock at the public market price of $8.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percent of net sales.


                                                                Percent                        Percent
                                                             of Net Sales                   of Net Sales
                                                         --------------------           --------------------
                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                         --------------------           --------------------
                                                          1995          1996             1995          1996
                                                         ------       -------           ------        ------
Net sales                                                100.0%        100.0%           100.0%        100.0%

Gross profit                                              14.2          14.8             14.6          14.7

Selling, general and
 administrative                                            4.9           4.3              7.4           5.5

Income, (loss) from
 operations                                                9.3          10.5              7.2           9.2

Interest income
 (expense), net                                           (2.7)         (0.9)            (2.6)         (0.9)

Income, (loss) before
 taxes on income                                           6.8           9.6              4.7           8.5


       The net sales for the three months ended September 30, 1996 increased $7,527,000 or 111%. Net sales for the nine months ended September 30, 1996, increased 10,854,000 or 67%. The increases were primarily due to the economic recovery of California and the implementation of California's class size reduction program.

       Gross profit as a percentage of net sales for the three month ended September 30, 1996 increased 0.6% and the nine months ended September 30, 1996 gross profit percentage increased 0.1%. The slight increases were due to product mix.

       Selling, general and administrative expense increased for the three months ended September 30, 1996 by $295,000, an increase of 90%. Costs for the nine months ended September 30, 1996 increased $285,000, an increase of 24%. The increase is due to the increase in sales volume.

       Due to decreased interest rates and average amounts outstanding net interest expense for the three and nine months of 1996 decreased $40,000 and $174,000 or 22% and 41%, respectively. The Company continues to borrow under its revolving line of credit to support its accounts receivable and work-in-progress inventories. See "Liquidity and Capital Resources".

Inflation

       In the past, the Company has not been adversely affected by inflation because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

       Operating Activities

       To date, the Company has generated cash to meet its needs from operations, borrowings, private financing and its initial public offering. At September 30, 1996, the Company had $1,501,000 in cash. During the nine months ended September 30, 1996 the Company used cash to decrease its borrowings and trade payables as well as finance trade receivables.

       The Company has a revolving loan commitment that will expire September 1998. The Company is entitled to borrow, from time to time up to $10,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On September 30, 1996, $5,284,000 was outstanding under the loan agreement.

       During the quarter certain directors and officers of the company as well as other option holders exercised 60,000 options for a total of $161,900.

       Investing Activities

       During the three months ending September 30, 1996, the Company had negligible investment activity. Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by periodic use of its existing bank line of credit, to finance the Company's business at current levels over the next 12 months. Additional cash resources may be required if the company is able to expand its business beyond current levels. For example, it will be necessary for the company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities would require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to the Company.

                          PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings.

              None


Item 2.       Changes in Securities

              None


Item 3.       Defaults upon Senior Securities

              None


Item 4.       Submission of Matters to a Vote of Security Holders

              None


Item 5.       Other Information

              None


Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     Exhibit 27 -- Financial Data Schedule

              (b)    Reports on From 8-K

                     Attached

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            MODTECH, INC.




Date: November 5, 1995
                                            By:  /s/ MICHAEL G. RHODES
                                                -----------------------
                                                Michael G. Rhodes
                                                Chief Operating Officer
                                                Chief Financial Officer