Form 10-K
period 1996-12-31
MODTECH INC
filed 1997-03-31
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended DECEMBER 31, 1996

[    ]   Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from   N/A    to    N/A

Commission File No. 000-18680
                                 MODTECH, INC.
             (Exact name of registrant as specified in its charter)

                     CALIFORNIA                                                     33-0044888
             (State or other jurisdiction of                                      (I.R.S. Employer
             incorporation or organization)                                       Identification No.)

                2830 BARRETT AVENUE, PERRIS, CALIFORNIA   92572
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (909) 943-4014
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 1997 was $30,746,093. As of March 28, 1997, shares entitled to cast an aggregate of 8,670,306 votes were outstanding, including 8,670,306 shares of registrant's Common Stock.

The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are: The information required by Part III of form 10-K is incorporated herein by reference to registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered hereby.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company designs, manufactures, markets and installs modular relocatable classrooms. The Company's classrooms are sold primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Modular classrooms are also sold to day care facilities and private schools.

         Many of the modular classrooms manufactured by the Company are standardized factory-built units. The Company also constructs and installs more expensive custom-built units that are fabricated on-site, allowing for more varied dimensions and customization of both the interior and the exterior to meet the specialized needs of customers. The Company's classrooms vary in size from two modular units containing a total of 960 square feet to 20 units which can be joined together to produce a facility comprising 9,600 square feet. Larger configurations are also possible. After the components or completed units are manufactured, they are transported to the customer's school site on trucks. Upon delivery, the classrooms are assembled or secured to a foundation, structurally connected and completed under the Company's supervision. The Company's classrooms can also be designed and constructed to blend in with the permanent portion of the school buildings being constructed by incorporating a classroom under a common roof extension creating the appearance that it is an integral part of the school facility. The majority of the Company's business historically has consisted of orders for additional classrooms to accommodate enrollment growth at existing schools.

         The manufacturing process of the Company is vertically integrated in that the Company fabricates many of the components used in the construction of its classrooms. The Company believes that this capability enables it to be one of the low cost producers in California of standardized modular relocatable classrooms. In addition, the Company's expertise in site preparation and on-site installation enables it to market and sell higher-priced customized classroom units that are modular in design but have custom features that are typically constructed on-site.

         The Company's executive offices are located at 2830 Barrett Avenue, Perris, California 92572, and its telephone number is (909) 943-4014.

INDUSTRY OVERVIEW

         In recent years, the growth in population in California, both from births and from immigration, has led to increasing school enrollments. In 1989, there were approximately 4,668,000 students in grades kindergarten through 12 in public schools in California. Enrollment increased approximately 17% in public schools for grades kindergarten through 12 from 1979 to 1989. As a result, classrooms in many California school districts currently are reported to be among the most crowded in the nation. The California Department of Finance projects that student enrollment in grades kindergarten through 12 will increase by approximately 48% through the end of the decade. Additionally, changes in population demographics have left many existing permanent school facilities in older residential areas with excess capacity due to declining enrollments, while many new residential areas are faced with a continuing shortage of available classrooms. Consequently, it has become necessary to add additional classrooms at many existing facilities, and to build a number of new schools. The Official Summary of the March 1996 California ballot pamphlet reported that, as of May 1995, applications submitted by school districts to the State of California for funding of new school buildings totalled approximately $5.3 billion and applications for state funding to reconstruct or modernize school buildings totalled approximately $1.8 billion. See "Regulation--State Funding."

         Proposition 13, a ballot measure approved by California voters in 1978, rolled back local property taxes (a traditional source of funding for school districts) and limited the ability of local school districts to raise taxes to finance the construction of school facilities. The passage of Proposition 13, coupled with growing student populations, has increased the need for local school districts to find ways to reduce the costs of adding additional classrooms.

         The California legislature has adopted several statutes designed to alleviate some of the problems associated with the shortage of classrooms and lack of local funding alternatives. In 1979, the California legislature adopted legislation that provides for State funding for the purchase of relocatable classrooms that could be leased to local school districts. Additionally, in 1986, California adopted legislation that requires, with certain exceptions, that 30% of all new classrooms constructed using state funds be relocatable structures. This requirement may be satisfied through the purchase or lease of the Company's classrooms. See "Regulation."

         For these reasons, among others, the demand for modular relocatable classrooms increased during the later half of the 1980's. Based upon published industry data and other information available to the Company, the Company believes that sales of modular relocatable classrooms within California were in excess of $175,000,000 during the year ended December 31, 1989. However, due in large part to the increasing budget shortfalls that the State of

California and many California school districts have experienced over the recent past, the Company believes that sales of modular classrooms within California had declined to approximately $125,000,000 during the year ended December 31, 1992. As the State of California budget deficit has been ameliorated, the industry has begun to benefit. Additionally, in July 1996, the State of California enacted the Class Size Reduction Program. The goal of which will reduce class size in elementary school - kindergarten through the third grade level. This has also increased the demand for relocatable classrooms. The Company believes that sales of modular classrooms within California grew to approximately $175,000,000 during the year ended December 31, 1996.

         The market for modular classrooms in California is divided among a number of companies whose share of the market is smaller than that of Modtech. The Company believes that it is currently the largest modular classroom manufacturer in the State of California. See "Competition."

         When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

                 Shorter Construction Time -- A modular classroom can be built and ready for occupancy in a shorter period of time than that required for state approval and construction of a conventional facility;

                 Lower Cost -- The cost of the Company's standard classroom may be as low as $25,000 installed as compared to $60,000 to $70,000 for conventional construction of a comparable classroom;

                 Flexibility of Use -- Modular relocatable classrooms enable a school district to use the units for short or long term needs and to move them if necessary to meet shifts in student populations; and

                 Ease of Financing -- Modular classrooms may be leased on a long or short-term basis from manufacturers and leasing companies. In addition, relocatable classroom lease payments made by California school districts pending funding and completion of permanent facilities may be credited against matching contributions required to be made by school districts seeking funding for school construction from the State. See "Regulation."

MODULAR CLASSROOMS

         The Company manufactures and installs both standard, largely pre-fabricated modular relocatable classrooms, and customized classrooms which are modular in design but assembled on-site using components manufactured by the Company together with components purchased from third party suppliers. Typical prices for the

Company's standard classrooms range from $25,000 to $29,000, while prices for a custom classroom generally exceed $40,000, depending upon the extent of customization required.

         The two basic structural designs for standard and custom modular classrooms are a rigid frame structure and a shear wall structure. The rigid frame structure uses a steel floor and roof system, supported at each corner with square steel tubing. These buildings have curtain walls to enclose the interior from the outside, and have the advantage of unlimited width and length. Rigid frame structures may be used for multipurpose rooms and physical education buildings as well as standard classrooms. Shear wall classrooms have a maximum width of 48 feet (four 12 foot modules) and a maximum length of 60 feet. These classrooms use the exterior and interior walls to produce the required structural strength and can be built at lower costs than rigid frame structures. The Company's most popular factory-built classroom is a shear wall design, with two modules connected side by side to complete a 24 by 40 foot classroom. Classrooms with other dimensions are produced from time to time to satisfy particular school design requirements.

         Custom built classrooms contain design variations and dimensions such as ceiling height, pitch, overall size and interior configuration. These units typically are not assembled at the factory but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom built units often include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than the Company's standard classrooms.

         The interior and exterior of all of the Company's modular classrooms can be customized by employing different materials, design features and floor plans. Most classrooms are open, but the interior of the buildings can be divided into individual rooms by permanent or relocatable partitions. The floor covering is usually carpet but may be linoleum or wood depending upon the intended use of the classroom. Interior wall material is usually vinyl covered firtex over gypsum board, while other finishes such as porcelain enamel or painted hardboard may be used in such places as restrooms and laboratories.
The exterior of the units is typically plywood siding, painted to the customer's specifications, but other common siding material may also be applied.

CUSTOMERS

         The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms to California school districts. One of these leasing companies is affiliated with the Company through common ownership of two of the companies directors. The Company's classrooms are also sold to day care facilities and private schools. Because of transportation costs, the Company believes that it can market and compete cost-effectively within a radius of approximately 300 miles from any one of its production facilities. Parts of Nevada, including Las Vegas and Reno, and Arizona, including metropolitan Phoenix, are within this distance. Although the Company has not had any sales in either of these areas, it is continuing to explore the feasibility of entering those markets.

         During the year ended December 31, 1996, sales to individual school districts and third party lessors to school districts was approximately 85% of the Company's net sales, of which sales to affiliated leasing companies accounted for approximately 3%. In 1995 sales to School Districts was approximately 91% and Third Party lessors was approximately 3% of the Company's net sales. See "Management - Certain Transactions." Sales directly to the State of California during fiscal 1996 increased to approximately 13% of the Company's net sales as compared to 9% in 1995.

         Conventional school facilities constructed by school districts using funds from the State Office of Public School Construction formerly known as the Office of Local Assistance typically require two to three years for approval and funding. Because modular relocatable classrooms are treated by the State of California as personal property for purposes of capital expenditures, this process can be shortened to as little as 90 days. The Company's customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See "Regulation."

MARKETING

         Most of the Company's contracts are awarded on an open bid basis. The marketing process for many of the Company's contracts begins prior to the time the bid process begins. After the Company selects bids or contracts that it desires to pursue, the Company's marketing and engineering personnel interface directly with various school boards, superintendents or architects during the process of formulating bid or contract specifications. The Company prepares its bids or proposals using various criteria, including current material prices, historical overhead costs and a targeted profit margin. Substantially all of the Company's contracts are turnkey, including engineering and design, manufacturing, transportation, installation and necessary site work. Open bid contracts are normally awarded to the lowest responsible bidder.

         The Company's classroom sales force is currently divided into three marketing regions: Northern, Central and Southern California. The Company currently employs three salesmen, each of whom is compensated on a commission basis. Further, the Company employs an additional salesman whose focus is the sale of buildings to the telecommunications and commercial markets.

PERFORMANCE BONDS

         A substantial portion of the Company's sales require that the Company provide bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and materialmen will be paid. From time to time, the Company's bonding capacity has limited its ability to bid for large jobs and perform work concurrently on a large number of contracts. To assist the Company in obtaining performance bonds, Messrs. Gruber, Bashaw, Goldenetz and Rhodes, the Company's principal shareholders/officers, have been required to indemnify the bonding companies against all losses they might suffer as a result of providing performance bonds for the Company. See "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Bonding Capacity."

DESIGN AND ENGINEERING DEPARTMENT

         The California Department of State Architects regulates all school construction on public land. See "Regulation." The Company subcontracts with structural engineering firms to interface with each school district's architect or engineer to process project specifications through the Department of State Architects.

         The Company's classrooms are also manufactured and installed in accordance with the applicable state uniform building code, which supersedes all local building codes for purposes of school construction. The classrooms must also comply with accessibility requirements for the handicapped, seismic and fire code requirements. The Company has also standardized the designs and many of the materials of its classrooms to facilitate efficiency in its manufacturing process. See "Regulation."

MANUFACTURING

         The Company uses an assembly-line approach in the manufacture of its standardized classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to steel frames to form the floor sub-assembly, which is covered by plywood flooring. Metal roof trusses and structural supports are fabricated separately and added as the unit progresses down the assembly-line. Installation of walls, insulation, suspended grid ceilings, electrical wiring, air conditioning, windows, doors, fire sprinklers, plumbing and chalk boards follow, with painting and finishing crews completing the process. The average number of months required to complete a typical contract for the manufacture and installation of one to ten classrooms is approximately six months. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building.

         The Company is vertically-integrated in the manufacture of its standardized modular classrooms, in that the Company fabricates substantially all of its own metal components at its facility in Perris, California, including structural floor and roof joists, exterior roof panels, gutters, downspouts, vents, ramps, stairs and railings. The Company believes that the ability to fabricate its own metal components helps it reduce the costs of its products and to control their quality and delivery schedules.

         The Company currently has four manufacturing facilities. Two are located in Southern California, in Perris which is approximately 60 miles east of Los Angeles. The Company has another two facilities near Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The Company's plants currently have a total of seven assembly lines. However, with the decline in sales in 1991 through 1995, the Company initiated a cost control program which included lay-offs of approximately 80% of the staff as compared to its June 1991 work force, has temporarily closed it's Lathrop plant. It will reopen the Lathrop plant in early 1997. The Company's plants operate five days per week.

         The Company believes that there are multiple sources of supplies available for all raw materials and equipment used in manufacturing its classrooms, most of which are standard construction items such as steel, plywood and wallboard. The Company maintains a quality control system throughout the manufacturing process, under the supervision of its own quality control personnel and inspectors engaged by its customers. In addition, the Company tracks the status of all classrooms from sale through installation.

         The standard contractual warranty for the Company's modular classrooms is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. Warranty costs have not been material in the past.

ON-SITE INSTALLATION

         The Company oversees installation of its modular classrooms on-site, using its own employees for job supervision as a general contractor and, whenever possible, for utility hook-ups and other tasks. In many custom projects, the Company performs or supervises subcontracted electrical, plumbing, grading, paving and foundation work, landscaping and other site preparation work and services. Sub-contractors are typically used for larger utility, grading, concrete and landscaping jobs.

         Completed standard classroom units, or components used in customized units, are loaded onto specially designed flat-bed trailers for towing by trucks to the school building site. Upon arrival at the site, the units are structurally connected, or components are assembled, and the classroom is installed on its foundation. Connection with utilities is completed in the same manner as in conventional on-site construction. Installation of the modular classrooms may be on a separate foundation, or several units may be incorporated on a common foundation under a unified roof, so that upon installation they appear to be an integral part of an existing school facility or function as a larger building, such as a gymnasium or cafeteria.

BACKLOG

         The Company manufactures classrooms to fill existing orders only, and not for inventory. As of December 31, 1994 the backlog of sales orders was approximately $7,000,000. The backlog at December 31, 1995 declined to $4,000,000 and increased to approximately $55,000,000 at December 31, 1996. Only orders which are scheduled for completion during the following 12-month period are included in the Company's backlog. The rate of booking new contracts can vary from month to month, and customer changes in delivery schedules can occur. For these reasons, among others, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

COMPETITION

         The modular relocatable classroom industry is highly competitive and as firms in our industry compete for market share in a declining market, margins decrease. The market is divided among a number of companies whose share of the market is smaller than that of Modtech. The Company believes that the nature of the industry's bidding process and its regulated environment serve as barriers to market entry, and that the expertise of its management gives it a competitive advantage over competitors. Nevertheless, the Company believes that additional competitors may enter the market in the future, some of whom may have significantly greater capital and other resources than are available to the Company, and that competition may therefore increase.

         The Company believes that, based upon 1996 net sales, it is the largest modular classroom building manufacturer in California. The Company also believes that its expertise in site preparation and on-site installation gives it a competitive advantage over many manufacturers of higher-priced, customized modular units, while its vertically integrated, assembly-line approach to manufacturing enables the Company to be one of the low cost producers of standardized, modular relocatable classrooms in California. Unlike many of its competitors, the Company manufactures most of its own metal components which allows the Company to maintain quality control over these components and to produce them at a lower average cost than that at which they could be obtained from outside sources. The Company also believes that the quality and appearance of its buildings, and its reputation for reliability in completion of its contracts, enable it to maintain a favorable position among its competition.

         The Company categorizes its current competition based upon the geographic market served (Northern California versus Southern California), as well as upon the relative degree of customization of products sold. Beyond a radius of approximately 300 miles, the Company believes that transportation costs typically will either significantly increase the prices at which it bids for given projects, or will substantially erode the Company's gross profit margins. The ability to compete cost-effectively in Northern California was also a primary motivation behind the Company's decision to build a new manufacturing facility in Lathrop, California.

         The primary competitors of the Company are believed to be Aurora Modular Industries and American Modular Systems in the market for standardized classrooms; and Profiles Structures, Inc. and Design Mobile Systems in the market for higher-priced, customized classrooms.

REGULATION

         The demand for modular relocatable classrooms in California is affected by various statutes. These statutes, among other things, prescribe the methods by which the Company's customers, primarily individual school districts, obtain funding for the construction of new school facilities, the manner in which available funding is to be spent by the school districts and the way in which school classrooms are to be manufactured. Shortages of financial resources at either state or local levels or changes in legislation could have a material adverse effect on the Company.

         FINANCING AND EXPENDITURES

         Financing for new school construction and rehabilitation of existing schools by California school districts is currently provided, at the state level, by funds derived from general revenue sources or statewide bond issues, and, at the local level, by local bond issues and fees imposed on the developers of residential, commercial and industrial real property ("developer fees"). In 1978, Proposition 13 was approved, rolling back property taxes and limiting the ability of local school districts to rely upon revenue from such taxes to finance the construction of school facilities. As a result, school districts have been forced to rely extensively upon state assistance, the imposition of developer fees and the approval of local bond issues, in order to raise the capital required to construct new classrooms. Historically, the primary source of financing for the purchase or lease of relocatable classrooms has been state funding.


         STATE FUNDING

         In 1988, Proposition 98 was approved, requiring the State to allocate annually from the State's budget, for the support of school districts and community college districts, a minimum amount equal to the same percentage of funds as was appropriated for the support of those institutions in fiscal year 1986-87. While this requirement may be suspended for a given year by emergency legislation, it has the affect of limiting the ability of the California legislature to reduce the level of school funding from that in existence in 1986-87. The State raises the necessary funds through proceeds from the sale of statewide bond issues, income tax revenues and other revenues. However, during 1991, the State incurred a deficit. Governor Wilson's deputy finance director, Cynthia Katz, stated "the California economy is in the worst slump since the 1930's."

         The State of California is empowered to issue general obligation bonds to finance school facilities programs. The most important source of funding at the State level for new school facilities has historically been the issuance of statewide general obligation bonds. Proposals to issue such bonds are placed on statewide ballots from time-to-time in connection with general or special elections, and require approval by a majority of the votes cast in connection with such proposals. General obligation bonds are repaid out of the State's general funds. In early 1996, the California State Legislature agreed to place on the March 1996 ballot, $3.0 billion of bonds for new school construction.

         Under the School Building Lease - Purchase Law of 1976, the State Allocation Board is empowered to purchase or lease school facilities using funds from the periodic issuance of general obligation bonds of the State of California. These purchased or leased school facilities may be made available by the State Allocation Board to school districts. Certain matching funds, usually derived from developer fees, are required to be supplied by the school districts seeking state funded facilities. If the school districts acquire relocatable structures using these developer fees, the amount of the required matching funds is reduced by the cost of such facilities. This reduction in matching funds is intended to provide an incentive for school districts to lease relocatable classrooms. As a condition of funding any project under this program, at least 30% of classrooms to be constructed must be comprised of relocatable structures, unless relocatable structures are not available or special conditions of terrain, climate or unavailability of space make the use of relocatable structures impractical. The Company's classrooms qualify as relocatable structures. However, there are alternative structures that are less modular in nature than the Company's classrooms that may also satisfy this requirement. State funds under this program are not available to school districts which have an adequate amount of square footage available. However, when determining the available square footage of a school district, square footage attributable to relocatable classrooms currently leased by the school district or leased prior to January 1, 1991 is excluded from the calculation. This method of making the calculation encourages the use of relocatable classrooms.

         Recently, the State has taken steps to encourage local school districts to adopt year-round school programs to help increase the use of existing school facilities and reduce the need for additional school facilities. School districts requesting state funding under the School Building Lease-Purchase Law of 1976 or the Emergency Classroom Law of 1979 discussed below must submit a study examining the feasibility of implementing in the district a year-round educational program that is designed to increase pupil capacity in the district or in overcrowded high school attendance areas. The feasibility study requirement is waived, however, if the district demonstrates that emergency or urgent conditions exist in the district that necessitate the immediate need for relocatable buildings. The demand for new school facilities, including relocatable classrooms, would be adversely affected in the event that a significant number of California school districts implemented year-round school programs. In addition, a significant increase in the level of voluntary or mandatory busing of students from overcrowded schools to schools with excess capacity could adversely affect demand for new school facilities. At this point in time, it is too early to tell whether the adoption of year round school programs would have an effect upon the seasonality of the Company's operations. See "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Seasonality."

         In response to the adoption of Proposition 13, the State of California adopted the California Emergency Classroom Law of 1979, pursuant to which the State Allocation Board may spend up to $35,000,000 per year from available funds to purchase relocatable classrooms (the classrooms manufactured by the Company are relocatable for purposes of this statute) to be leased to school districts. Relocatable classrooms are not available to school districts under this program if the school district has available local bond proceeds that could be used to purchase classroom facilities, unless the district has approved projects pending under the School Building Lease-Purchase Law of 1976. The State has, in the past, funded this program primarily from the proceeds of statewide bond issues approved by voters. At present, the State has fully utilized all funds available under this program to purchase relocatable classrooms under this statute.

         In July 1996, California enacted the Class Size Reduction Program.
The goal of this program will reduce Class Size in elementary school - kindergarten through the third grade level. $295,000,000 was budgeted to cover the costs of additional classrooms which may be modular classrooms.




         LOCAL FUNDING

         Local school districts in California have the ability to issue local general obligation bonds for the acquisition and improvement of real property for school construction. These bond issues require the approval of two-thirds of the voters in the district and are repaid using the proceeds of increases in local property taxes. A local school district may also levy developer fees on new development projects in the district, subject to a maximum rate set by state law. The developer fees can only be levied if the project can be shown to contribute to the need for additional school facilities and the fee levied is reasonably related to such need. In addition, California law provides for the issuance of bonds by Community Facilities Districts which can be formed by a variety of local government agencies, including school districts. These districts, known as "Mello-Roos" districts, can have flexible boundaries and the tax imposed to repay the bonds can be based on property use, acreage, size of the family or other additional factors.

         CONSTRUCTION OF SCHOOLS

         In 1933, the California Legislature adopted the Field Act, which generally provides that school facilities must be constructed in accordance with more rigorous structural and seismic safety specifications than are applicable to general commercial buildings. Under the Field Act, the Department of General Services, through the Department of State Architects, has prescribed extensive regulations regarding the design and construction of school facilities, and reviews all plans for the construction of material modifications to any school building. Construction authorization is not given unless the school district's architect certifies that a proposed project satisfies construction cost and allowable area standards. In addition, the Field Act provides for the submittal of complete plans, cost estimates, and filing fees by the school district to the Department of General Services, for the adoption of regulations setting minimum qualifications for the preparation of plans and specifications, and the supervision of school construction by a licensed architect or structural engineer.

         Additionally, California legislation provides that certain factory-built school buildings may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved by the Department of General Services, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State's approval process thereby providing additional incentive to use factory-built relocatable classrooms. The Department of General Services provides for the continuous on-site inspection during actual manufacturing of the classrooms, with the manufacturer obligated to reimburse the Department for the costs of such inspection.

         Legislation adopted in 1989 provides that school districts which currently lease any building which does not meet the prescribed structural standards must have replaced nonconforming buildings with conforming ones by September 1, 1990. However, any district has the right to request a one-time waiver for a maximum of three years upon presentation of satisfactory evidence to the State Allocation Board that the district is proceeding in a timely fashion with a program that will eliminate the need for the nonconforming facilities within that time period. During 1992, the State authorized districts to renew the waiver for one additional period of three years. The Company understands that a number of school districts have requested and been granted such waivers. Based upon information received by the State Allocation Board from school districts and provided to the Company, it is believed that there are more than 4,500 trailers currently being used as classrooms by school districts throughout California that eventually must be replaced with conforming facilities by these school districts.

         In addition to approvals by the Department of State Architects, licensed inspectors representing various school districts regularly visit each manufacturing facility of the Company to inspect classrooms for structural integrity. On-site inspections after installation are also made by local fire departments for purposes of determining adequate accessibility.

         The Company has a general contractor's license in the State of California.

EMPLOYEES

         As of December 31, 1995, the Company had 93 employees, as compared to 460 employees in June 1991, including 69 in manufacturing, 5 in sales, 12 in operations and 7 in general management and administration. At December 31, 1996, the Company had 536 employees, including 504 in manufacturing, 4 in sales, 14 in operations and 14 in general management and administration.

         The Company's employees are not represented by a labor union, and it has experienced no work stoppage. The Company believes that its employee relations are good.


ITEM 2. PROPERTIES

         The Company's principal executive and administrative facilities are located in approximately 11,400 square feet of modular buildings at its primary manufacturing facility located in Perris, California. The Company's main manufacturing facility in Perris occupies twenty-five acres, with approximately 200,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. The Company's second facility in Perris occupies approximately thirty acres, with approximately 120,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. This second facility also includes approximately 80,000 square feet under roof as a metal working facility. All of the Company's current facilities are leased from affiliates. The Company's third plant which has been temporarily closed, consists of 400,000 square foot manufacturing facility on a 30-acre site in Lathrop, California. The fourth plant, which was leased in October 1996, consists of approximately 50,000 square feet of manufacturing areas on a 4 acre site in Patterson, California.

         The Company believes that its existing facilities are well-maintained and in good operating condition. The Company believes that its facilities exceed the requirements for its immediately foreseeable business needs. Currently the Company is utilizing two of the six production lines.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time involved in various lawsuits related to its ongoing business operations, primarily collection actions or vendor disputes. In the opinion of management, no pending lawsuit will result in any material adverse effect upon the Company or its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market System under the symbol MODT. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:


                         Quarter Ended                      High              Low
                         -------------                      ----              ---
                           3/31/96                          3-5/8            2-1/4
                           6/30/96                          6-1/4            2-7/8
                           9/30/96                          9-5/8            3-1/2
                          12/31/96                          9-1/2            6-7/8


         As of March 28, 1997, the price per share was $ 12-1/8.


         There were 81 shareholders as of record as of December 31, 1996. Since the closing of its initial public offering on July 21, 1990, the Company has not declared cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                             Income Statement Data
                    (In thousands, except per share amounts)



                                                                                  Year Ended December 31
                                                            ----------------------------------------------------------------------

                                                             1992            1993            1994           1995            1996
                                                            -------         -------         -------        -------         -------
Net sales                                                   $31,192         $19,658         $20,355        $19,386          49,886
Cost of sales                                                30,601          21,764          17,766         16,400          42,629
                                                            -------         -------         -------        -------         -------
Gross profit/(loss)                                             591          (2,106)          2,589          2,986           7,257
Selling, general &
  administrative expenses                                     2,193           1,871           1,554          1,613           2,345
Restructuring Charge                                            -             2,470               -              -             -
                                                            -------         -------             ---         ------         -------
Income/(Loss) from operations                                (1,602)         (6,447)          1,035          1,373           4,912
Interest income (expense), net                                 (705)           (565)           (471)          (388)           (422)
Other income (expense)                                          (19)             47              42              1             (13)
                                                            -------          ------        --------         ------         --------
Income/(Loss) before Income taxes                            (2,326)         (6,965)            606            984           4,477
Income (taxes)                                                  (40)             (1)             (4)           (19)           (208)
                                                                ----         -------         ------       --------       ---------
Net income/(loss)                                           $(2,366)        $(6,966)           $602           $965       $   4,269
                                                            ========        =======            ====           ====       =========
Earnings/(Loss) per share                                   $  (.64)       $  (1.97)         $  .11          $ .14         $   .47
                                                            ========       ========          ======          =====         =======
Weighted average shares outstanding                           3,701           3,529           5,294          6,712           9,041
                                                                  -               -               -              -


----------------------------------------

                               Balance Sheet Data
                                 (In thousands)



                                                                                            December 31,
                                                             ---------------------------------------------------------------------

                                                             1992            1993            1994             1995            1996
                                                            -------         -------         -------          -----            ----
Working Capital                                              $6,158         $ 3,063         $ 4,403        $ 4,388        $ 14,069
Total Assets                                                 28,903          16,620          15,919         15,153          34,029
Long Term Obligations                                         6,075           6,505           4,400          3,590           7,844
Shareholders' Equity                                         11,709           4,732           8,019          8,743          15,313


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.


                                        Percentage of Net Sales
                                      For Years Ended December 31
                                      ---------------------------

                                          1994     1995     1996
                                          ----     ----     ----
     Net sales                           100.0%   100.0%   100.0%
     Gross profit                         12.7     15.4     14.6
     Selling, general
      & administrative
      expenses                             7.6      8.4      4.7
     Income from
      operations                           5.1      7.0      9.8
     Interest income/
      (expense), net                      (2.3)    (2.5)     (.8)
     Income before
      income taxes                         3.0      5.0      9.0




         Net sales for the year ended December 31, 1996 increased to $49,886,000 from $19,386,000 in 1995, an increase of 157%. Net sales for the year ended December 31, 1995 decreased to $19,386,000, from $20,355,000 in 1994, a decrease of $969,000 or 4%. Net sales for the year ended December 31, 1994 increased to $20,355,000, from $19,658,000 in 1993, an increase of
$697,000 or 4%. The change in 1996 was due principally to the amelioration of the State of California budget deficit and to the newly enacted Class Size Reduction Program in California elementary schools - kindergaten through third grade levels.

         Gross profit as a percentage of net sales was a profit of 12.7% in 1994, 15.4% in 1995 and 14.6% in 1996. The increase of gross profit in 1995 is principally due to the realization of cost cutting measures and in 1996, the decrease principally due to product mix.

         In 1994 selling, general and administrative expense, as a percentage of net sales, decreased to 7.6%. The decrease reflects the reductions in compensation paid to employees, the number of employees and other cost cutting measures. In 1995, selling, general and administrative expenses increased by $59,000 or 3.7% and increased as a percentage of sales from 7.6% to 8.4%. This increase reflects the additional costs associated with the increase in the number of employees. In 1996, selling, general and administrative expenses increased by $732,000 to $2,345,000 due to the increase in the number of employees and an increase in selling costs. As a percentage of sales, selling general and administractive expenses decreased to 4.7% from 8.4%.

         The decline in net sales in 1993, coupled with a substantial reduction in gross profit margin without corresponding reductions in selling, general and administrative expenses, led the Company to report a loss from operations of $6,447,000 in 1993. In September 1991, the Company announced plans to lay off approximately 15% of its workforce, and in November 1991 increased the layoffs to approximately 30%. In March 1992, the Company increased the total layoffs to approximately 40% when compared to the workforce at June 30, 1991. By January 1993, the workforce decreased to 218, which represented total layoffs of 53%. In addition, each of Messrs. Bashaw, Goldenetz and Gruber agreed to a 25% salary reduction, Mr. Goldenetz took a leave of absence without salary for the balance of 1992, and each of the Company's other top management personnel agreed to a 10% salary reduction. The remaining executive officers have now reduced their salaries by at least 50%. The cost cutting measures were taken to improve the Company's short term liquidity. In the third quarter of 1993, the Company determined that there was no longer any further economic benefit of the purchase of "Del-Tec" nor the non-competition agreements due to the continued decline in that market segment. The write-off resulted in a restructuring charge in 1993 of $2,470,000, primarily due to the non-competition agreements and the acquisition of "Del-Tec".

         Net interest expense for the year ended December 31, 1994 decreased from $565,000 in 1993, to $471,000 in 1994, a 17% decrease, as borrowing decreased during part of the year due to the decline in sales. Net interest expense further decreased in 1995 to $388,000, a 17% decrease, as the Company used the proceeds from its Convertible preferred stock issuance to decrease its borrowings. In 1996, net interest expense increased by $34,000 due to slightly higher borrowings. The Company continues to borrow under its bank revolving line of credit to support its accounts receivable and work-in-progress inventories. See "Liquidity and Capital Resources."

         SEASONALITY

         Historically, the Company's quarterly revenues have been highest in the second and third quarters of each calendar year because a large number of orders for modular classrooms placed by school districts require that classrooms be constructed, delivered and installed in time for the upcoming new school year which generally commences in September. The Company has typically been able to add employees as needed to respond to the corresponding increases in manufacturing output required by such seasonality to meet currently foreseeable increases in this seasonal demand. In addition, the Company's operating margins may vary on a quarterly basis depending upon the mix of revenues between standardized classrooms and higher margin customized classrooms and the timing of the completion of large, higher margin customized contracts.

         INFLATION

         During the past three years, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES OF WORKING CAPITAL AND CAPITAL EXPENDITURES.

         In 1994, the Company had a credit agreement with a finance company expiring in March 31, 1996 permitting maximum advances of $4,000,000 with the actual borrowing limited to specific percentages of eligible receivables, inventory and equipment. The amount available at December 31, 1994 was the maximum credit amount of $4,000,000. At December 31, 1994, the Company had outstanding advances of $1,900,000.

         In 1995, the Company entered into a new revolving loan commitment that, as amended at March 1997, will expire September 1999. The Company is entitled to borrow, from time to time, up to $15,000,000 with the actual borrowings limited to specific percentages of eligible receivables, inventory and equipment. On December 31, 1996, borrowings were limited to $8,135,892 and actual outstanding borrowings were $5,943,853. The interest rate is calculated at the prime lending rate (8.25%) at December 31, 1996) plus two percent (2%) per annum.

         In addition, the Company has one standby letter of credit with the bank for $2,035,845 on which no amounts were outstanding as of December 31, 1996.

         As the Company markets and sells its modular classrooms primarily to California school districts, the Company's liquidity could be effected, possibly adversely, by the State of California's ability to raise funds from the sale of bond issues or tax revenues.

         BONDING CAPACITY.

         Many of the contracts on which the Company bids require the Company to provide various forms of performance bonds which ensure that the contracts will be completed in accordance with their terms. The Company typically seeks to obtain these bonds from bonding companies. In determining whether to issue a performance bond on behalf of the Company, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as the Company's level of working capital, shareholders' equity and outstanding indebtedness. From time to time, the Company has had difficulty in obtaining bonding for a given project. The Company believes that its periodic difficulty in obtaining the necessary bonding has been attributable to the levels of its working capital and shareholders' equity, and not to concerns about the Company's ability to perform the work required under the contract.


         INDUSTRIAL DEVELOPMENT BOND FINANCING.

         On June 13, 1990, the Industrial Development Authority of the County of San Joaquin, California issued $4,200,000 of Industrial Development Bonds, the net proceeds of approximately $4,000,000 were loaned to the Company to finance the construction of a 405,000 square foot manufacturing facility in Lathrop, California. The facility was constructed on land leased to the Company by a partnership owned, in part, by the Company's three executive officers. The lease is for a term of 30 years and expires December 31, 2019. The loan proceeds, together with approximately $2,000,000 of the net proceeds to the Company from the initial public offering, was used to complete the construction of this facility, which was substantially completed in January 1991, and to purchase and install related manufacturing and other capital equipment. The loan to the Company must be repaid over a 26 year period, and bears interest at a variable rate (initially 6.75% per annum), which is repriced weekly, subject to conversion to a fixed rate at the option of the Company under certain conditions. The Company's obligation to make payments of principal and interest on this loan is secured by an irrevocable letter of credit obtained by the Company from its lender, Union Bank of California N.A. Accordingly, the Company's borrowing capacity will be reduced during the period the letter of credit is outstanding.

         CAPITAL RESOURCES.

         Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by continued use of its existing line of credit, to finance the Company's business at current levels over the next twelve months. The Company does not expect to make significant purchases of plant, property or equipment during the next twelve months.

However, additional cash resources may be required if the Company's rate of growth exceeds currently anticipated levels. For example, it will be necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities would require significant additional capital. For these reasons, among others, the Company may seek additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company, along with the notes thereto and the report of Independent Certified Public Accountants thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

1 & 2.  Index to Financial Statements

         The following financial statements and financial statement schedules of the Company, along with the notes thereto and the Independent Auditors' Reports, are filed herewith, as required by Part II, Item 8 hereof.

Financial Statements

         Independent Auditors' Reports

         Balance Sheets - December 31, 1995 and 1996

         Statements of Income - For the Years Ended December 31, 1994, 1995 and 1996

         Statements of Shareholders' Equity - For the Years Ended December 31, 1994, 1995 and 1996

         Statements of Cash Flows - For the Years Ended December 31, 1994, 1995 and 1996

         Summary of Significant Accounting Policies

         Notes to Financial Statements

         Schedules Included - For the Years Ended December 31, 1994, 1995 and
         1996

         Schedule II - Valuation and Qualifying Accounts

         All other Financial Statement Schedules have been omitted because the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.



3.  Exhibits

         All of the exhibits appearing in the Registration Statement on Form S-1 filed with the Commission on June 5, 1990 as Registration Number 33-35239 are incorporated herein by this reference.

         All of the exhibits appearing in the Registration Statement on Form S-3 filed with the Commission on January 6, 1995.

         All of the exhibits appearing int the Registration Statement on Form S-8 filed with the Commission on November 26,1996.

(b)  Reports on Form 8-K

         Form 8-K, dated January 5, 1993, regarding change in accountants, in connection with entering into non-binding letter of intent pertaining to a stock for stock merger of the Company and Besteel Industries, is attached hereto.

         The merger negotiations with Besteel Industries under the non-binding letter of intent were subsequently terminated.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: MARCH 28, 1997                   MODTECH, INC.,
      ------------
                                       a California corporation

                                       By: /S/ MICHAEL G. RHODES
                                          ----------------------
                                          Michael G. Rhodes
                                          Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by he following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                               CAPACITIES                        DATE
----                                               ----------                        ----
/S/ JAMES D. GOLDENETZ                     Director, Secretary                 MARCH 28, 1997
--------------------------------
James D. Goldenetz


/S/ EVAN M. GRUBER                         Director, Chief Executive           MARCH 28, 1997
----------------------------------         Officer
Evan M. Gruber


/S/ GERALD B. BASHAW                       Director, Chairman of the           MARCH 28, 1997
---------------------------------          Board
Gerald B. Bashaw


/S/ JAMES M. PHILLIPS, JR.                 Director                            MARCH 28, 1997
---------------------------------
James M. Phillips, Jr.


/S/ ROBERT W. CAMPBELL                     Director                            MARCH 28, 1997
---------------------------------
Robert W. Campbell

/S/ Myron A. Wick III                      Director                            MARCH 28, 1997
---------------------------------
Myron A. Wick III


/S/ CHARLES C. McGETTIGAN                  Director                            MARCH 28, 1997
---------------------------------
Charles C. McGettigan

              MODTECH, INC.

              Annual Report - Form 10K

              Financial Statements and Schedule

              December 31, 1994, 1995 and 1996

              (With Independent Auditors' Report Thereon)

                       [KPMG PEAT MARWICK LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Modtech, Inc.:


We have audited the accompanying balance sheets of Modtech, Inc. as of December 31, 1995 and 1996 and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modtech, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP
Orange County, California
March 21, 1997

                                  MODTECH, INC.

                                 Balance Sheets

                           December 31, 1995 and 1996

                            ASSETS (NOTE 5)                                    1995              1996
                                                                           -----------      -----------

Current assets:
     Cash                                                                  $   561,420      $   404,981
     Contracts receivable, less allowance for contract adjustments of
      $408,090 in 1995 and $413,373 in 1996 (note 2)                         3,168,876       10,309,861
     Costs and estimated earnings in excess of billings on contracts
      (notes 3 and 8)
                                                                             1,453,921        9,102,733
     Inventories                                                               646,296        4,166,700
     Due from affiliates (note 8)                                              765,040          754,067
     Notes receivable from affiliates (note 8)                                 483,413           45,212
     Prepaid assets                                                             72,574          136,960
 Other current assets                                                           52,296           20,305
                                                                           -----------      -----------

               Total current assets                                          7,203,836       24,940,819
                                                                           -----------      -----------

Property and equipment, net (note 4)                                         7,157,653        8,552,720
                                                                           -----------      -----------

Notes receivable from affiliates (note 8)                                      237,600             --
Other assets                                                                   554,683          535,235
                                                                           -----------      -----------

               Total other assets                                              792,283          535,235
                                                                           -----------      -----------

                                                                           $15,153,772      $34,028,774
                                                                           ===========      ===========


See accompanying notes to financial statements.

                                  MODTECH, INC.

                                 Balance Sheets

                           December 31, 1995 and 1996




                LIABILITIES AND SHAREHOLDERS' EQUITY                            1995              1996
                                                                           ------------       ------------
Current liabilities:
     Accounts payable                                                      $  1,105,239       $  6,409,422
     Accrued liabilities                                                        955,808          3,214,477
     Billings in excess of costs and estimated earnings on
       contracts (notes 3 and 8)                                                759,602          1,148,050
     Current maturities of long-term debt (notes 6 and 8)                          --              100,000
                                                                           ------------       ------------

               Total current liabilities                                      2,820,649         10,871,949

Note payable (note 5)                                                         1,590,010          5,943,853

Long-term debt, less current maturities (notes 6 and 8)                       1,999,952          1,899,952
                                                                           ------------       ------------

               Total liabilities                                              6,410,611         18,715,754
                                                                           ------------       ------------

Shareholders' equity:
     5% Convertible preferred stock, Series A.  Authorized 5,000,000 shares; issued and outstanding 2,850,000 shares in 1995
        and 1996 (note 11)                                                    2,685,000               --
     Common stock, $.01 par. Authorized 20,000,000 shares; issued and outstanding 3,053,350 and 8,649,436 in 1995 and 1996
        (notes 10 and 11)                                                     1,055,232          4,014,751
     Additional paid-in capital                                              13,618,929         15,692,737
     Accumulated deficit (note 11)                                           (8,616,000)        (4,394,468)
                                                                           ------------       ------------

               Total shareholders' equity                                     8,743,161         15,313,020

Commitments and contingencies (notes 3, 5, 8 and 14)
                                                                           ------------       ------------

                                                                           $ 15,153,772       $ 34,028,774
                                                                           ============       ============


See accompanying notes to financial statements.

                                  MODTECH, INC.

                              Statements of Income

                  Years ended December 31, 1994, 1995 and 1996


                                                              1994              1995                1996
                                                          ------------       ------------       ------------
Net sales (notes 8 and 12)                                $ 20,355,518       $ 19,386,027       $ 49,885,858

Cost of goods sold (note 8)                                 17,766,091         16,400,588         42,628,970
                                                          ------------       ------------       ------------

               Gross profit                                  2,589,427          2,985,439          7,256,888

Selling, general, and administrative expenses                1,553,920          1,612,792          2,345,182
                                                          ------------       ------------       ------------

               Income from operations                        1,035,507          1,372,647          4,911,706
                                                          ------------       ------------       ------------

Other income (expense):
     Interest expense                                         (575,977)          (486,323)          (445,631)
     Interest income (note 8)                                  105,037             98,510             23,704
     Other - net                                                41,764               (937)           (13,116)
                                                          ------------       ------------       ------------
                                                              (429,176)          (388,750)          (435,043)
                                                          ------------       ------------       ------------

               Income before income taxes                      606,331            983,897          4,476,663

Income taxes (note 7)                                           (4,250)           (19,098)          (207,631)
                                                          ------------       ------------       ------------

               Net income                                 $    602,081       $    964,799       $  4,269,032
                                                          ------------       ------------       ------------

5% Convertible preferred stock dividend
   (note 11)                                                      --             (166,320)           (47,500)

               Net income available for common stock
                                                          $    602,081       $    798,479       $  4,221,532
                                                          ============       ============       ============

Primary earnings per share                                $       0.12       $       0.16       $       0.49
                                                          ============       ============       ============

Weighted-average shares outstanding                          5,098,007          6,027,419          8,708,669
                                                          ============       ============       ============

Fully diluted earnings per share                          $       0.11       $       0.14       $       0.47
                                                          ============       ============       ============

Weighted-average shares outstanding                          5,294,193          6,712,155          9,041,084
                                                          ============       ============       ============


See accompanying notes to financial statements.

                                  MODTECH, INC.

                       Statements of Shareholders' Equity

                  Years ended December 31, 1994, 1995 And 1996



                                    5% CONVERTIBLE                                        STOCK
                                   PREFERRED STOCK             COMMON STOCK             PURCHASE        ADDITIONAL
                                 --------------------    -----------------------          NOTES          PAID-IN       ACCUMULATED
                                 SHARES        AMOUNT        SHARES       AMOUNT        RECEIVABLE       CAPITAL         DEFICIT
                                 -------      -------    -----------    --------       -----------    ------------    ------------
Balance, December 31, 1993          --      $     --       3,209,338    $ 1,109,141    $  (273,594)   $ 13,912,872    $(10,016,560)

Sale of preferred
  stock (note 11)              2,850,000     2,685,000          --             --             --              --              --

Net income                          --            --            --             --             --              --           602,081
                               ---------    ----------     ----------   -----------    -----------    ------------    ------------

Balance, December 31, 1994     2,850,000     2,685,000     3,209,338      1,109,141       (273,594)     13,912,872      (9,414,479)

Adjustment of stock
  purchase notes receivable         --            --        (155,988)       (53,909)       273,594        (293,943)           --

Dividend (note 11)                  --            --            --             --             --              --          (166,320)

Net income                          --            --            --             --             --              --           964,799
                               ---------    ----------     ----------   -----------    -----------    ------------    ------------

Balance, December 31, 1995     2,850,000     2,685,000     3,053,350      1,055,232           --        13,618,929      (8,616,000)

Conversion of preferred
  stock (note 11)             (2,850,000)   (2,685,000)    2,850,000      2,685,000           --              --              --

Conversion of options and
  warrants (notes 10 and 11)        --            --       2,746,086        274,519           --         2,073,808            --

Dividend (note 11)                  --            --            --             --             --              --           (47,500)

Net income                          --            --            --             --             --              --         4,269,032
                               ---------    ----------     ----------   -----------    -----------    ------------    ------------

Balance, December 31, 1996          --      $     --       8,649,436    $4,014,751     $       --     $ 15,692,737    $ (4,394,468)
                               =========    ==========     ==========   ==========     ===========    ============    ============


See accompanying notes to financial statements.

                                  MODTECH, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1994, 1995 and 1996




                                                                          1994              1995              1996
                                                                       -----------       -----------       -----------
Cash flows from operating activities:
     Net income                                                        $   602,081       $   964,799       $ 4,269,032
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                   607,730           563,104           540,421
           Decrease in allowance for contract adjustments                 (274,610)          (17,300)           (5,283)
           Loss (gain) on sale of equipment                                (38,577)          (20,084)           17,265
           Changes in assets and liabilities:
              (Increase) decrease in contracts receivable                1,362,448           (65,105)       (7,135,702)
              (Increase) decrease in costs and estimated earnings
                 in excess of billings                                    (551,068)          329,641        (7,648,812)
              (Increase) decrease in inventories                          (173,862)          337,697        (3,520,404)
              (Increase) decrease in amounts due from affiliates          (289,675)         (255,607)          686,774
              (Increase) decrease in prepaids and other assets             183,287            54,088           (12,947)
              Increase (decrease) in accounts payable                   (1,583,319)         (436,234)        5,304,183
              Increase in accrued liabilities                              474,878            35,451         2,258,669
              Increase (decrease) in  billings in excess of costs
                 and earnings                                              109,163          (276,306)          388,448
                                                                       -----------       -----------       -----------

                        Net cash provided by (used in) operating
                           activities                                      428,476         1,214,144        (4,858,356)
                                                                       -----------       -----------       -----------

Cash flows from investing activities:
     Proceeds from sale of equipment                                        81,354            46,416             5,550
     Purchase of property and equipment                                   (200,605)         (481,533)       (1,958,303)
                                                                       -----------       -----------       -----------

                        Net cash provided used in investing
                           activities                                     (119,251)         (435,117)       (1,952,753)
                                                                       -----------       -----------       -----------

                                  (Continued)

                                  MODTECH, INC.

                                                                             1994              1995              1996
                                                                          -----------       -----------       -----------
Cash flows from financing activities:
     Net principal borrowings (payments) under revolving credit
        lines                                                             $(1,803,824)      $  (309,990)      $ 4,353,843
     Principal payments on long-term debt and notes payable
                                                                           (1,185,259)         (502,735)             --
     (Adjustment of) stock purchase note receivable by exchange of
        common stock                                                             --             (74,258)             --
     Net proceeds from issuance of common stock                                  --                --           2,348,327
     Declared dividends                                                          --            (166,320)          (47,500)
     Net proceeds from sale of convertible preferred stock (note 11)
                                                                            2,685,000              --                --
                                                                          -----------       -----------       -----------

                        Net cash provided by (used in) financing
                           activities                                        (304,083)       (1,053,303)        6,654,670
                                                                          -----------       -----------       -----------

                        Net increase (decrease) in cash                         5,142          (274,276)         (156,439)


Cash at beginning of year                                                     830,554           835,696           561,420
                                                                          -----------       -----------       -----------

Cash, end of year                                                         $   835,696       $   561,420       $   404,981
                                                                          ===========       ===========       ===========


See accompanying notes to financial statements.

                                  MODTECH, INC.

                          Notes to Financial Statements

                        December 31, 1994, 1995 and 1996


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Modtech, Inc. (the Company) designs, manufactures, markets and installs modular relocatable classrooms.

         The Company's classrooms are sold primarily to California school districts. The Company also sells classrooms to the State of California and to leasing companies, who lease the classrooms principally to California school districts.

         Effective October 1, 1996, the Company acquired substantially all of the operating assets of Miller Structure, Inc. - California. In addition, the Company assumed certain liabilities. The Company entered into a lease agreement to rent the manufacturing facility. Miller Structure, Inc. - California manufactures and markets factory-built buildings.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Substantially all cash deposits are maintained in one financial institution.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, contracts receivable and notes receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, billings in excess of estimated earnings on contracts and notes payable are measured at cost which approximates their fair value.

         CONSTRUCTION CONTRACTS

         The accompanying financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Most contracts are completed within one year.

         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

                                  MODTECH, INC.

         The current asset, "Costs and Estimated Earnings in Excess of Billings on Contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in Excess of Costs and Estimated Earnings on Contracts," represents billings in excess of revenues recognized.

         The current contra asset, "Allowance for Contract Adjustments," is management's estimated adjustments to contract amounts due to disputes and or litigation.

         INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventories, generally include only raw materials, as any work-in-process or finished goods are accounted for in percentage of completion allocations. The Company held finished inventory of $202,130 and $0 at December 31, 1995 and 1996, respectively.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line and accelerated methods over the following estimated useful lives:

                       Leasehold improvements                  15 to 31 years
                       Machinery and equipment                   5 to 7 years
                       Trucks and automobiles                    3 to 5 years
                       Office equipment                          5 to 7 years


         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company adopted the provisions of Statement of Financial Accounting Standard No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         STOCK OPTION PLAN

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
         (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company

                                  MODTECH, INC.

         has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         TAXES ON INCOME

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         EARNINGS PER SHARE

         Earnings per share are computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during each year.

         RECLASSIFICATION

         Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.


 (2)     CONTRACTS RECEIVABLE

         Contracts receivable consisted of customer billings for:

                                                             1995               1996
                                                         ------------       ------------
            Completed contracts                          $    675,397       $  7,722,927
            Contracts in progress                           2,612,912          2,102,766
            Retentions                                        288,657            897,541
                                                         ------------       ------------
                                                            3,576,966         10,723,234
            Less allowance for contract adjustments          (408,090)          (413,373)
                                                         ------------       ------------

                                                         $  3,168,876       $ 10,309,861
                                                         ============       ============

                                  MODTECH, INC.

(3)      COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

         Net costs and estimated earnings in excess of billings on contracts consisted of:

                                                                        1995              1996
                                                                   ------------       ------------
            Net costs and estimated earnings on
              uncompleted contracts                                $ 22,743,601       $ 39,093,050
            Billings to date                                        (22,212,302)       (31,173,406)
                                                                   ------------       ------------
                                                                        531,299          7,919,644

            Net unbilled receivables from completed contracts           163,020             35,039
                                                                   ------------       ------------

                                                                   $    694,319       $  7,954,683
                                                                   ============       ============


         These amounts are shown in the accompanying balance sheets under the following captions:

                                                                                      1995              1996
                                                                                   -----------       -----------
            Costs and estimated earnings in excess of billings on uncompleted
                 contracts                                                         $ 1,253,579       $ 8,971,196
            Costs and estimated earnings in excess of billings on completed
                 contracts                                                             200,342           131,537
                                                                                   -----------       -----------

            Costs and estimated earnings in excess of billings                       1,453,921         9,102,733
                                                                                   -----------       -----------

            Billings in excess of costs and estimated earnings on uncompleted
                 contracts                                                            (722,280)       (1,051,552)
            Billings in excess of costs and estimated earnings on completed
                 contracts                                                             (37,322)          (96,498)
                                                                                   -----------       -----------

            Billings in excess of costs and estimated earnings                        (759,602)       (1,148,050)
                                                                                   -----------       -----------

                                                                                   $   694,319       $ 7,954,683
                                                                                   ===========       ===========

                                  MODTECH, INC.

(4)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consists of:

                                                                    1995               1996
                                                                ------------       ------------
            Leasehold improvements                              $  7,240,744       $  7,580,830
            Machinery and equipment                                2,491,751          3,535,623
            Trucks and automobiles                                   163,772            107,024
            Office equipment                                         468,875            222,123
            Construction in progress                                 261,287            567,137
                                                                ------------       ------------
                                                                  10,626,429         12,012,737
            Less accumulated depreciation and amortization        (3,468,776)        (3,460,017)
                                                                ------------       ------------

                                                                $  7,157,653       $  8,552,720
                                                                ============       ============



(5)      NOTE PAYABLE - REVOLVING CREDIT AGREEMENT

         In 1995 the Company entered into a new revolving loan commitment that will expire in September 1998. The Company is entitled to borrow, from time to time, up to $10,000,000 with actual borrowings limited to specific percentages of eligible contracts receivable, equipment and inventories. On December 31, 1996, borrowings were limited to $8,135,892 and actual outstanding borrowings were $5,943,853. The interest rate is calculated at the prime lending rate (8.25% at December 31, 1996) plus two percent (2%) per annum. The loan is secured by substantially all of the Company's assets.

         In addition, the Company has one standby letter of credit with the bank for $2,035,845 on which no amounts were outstanding as of December 31, 1996.


(6)      LONG-TERM DEBT

         Long-term debt consists of:

                                                           1995            1996
                                                        ----------      -----------
            Industrial development bonds                $1,999,952      $ 1,999,952
            Less current portion of long-term debt            --           (100,000)
                                                        ----------      -----------

                                                        $1,999,952      $ 1,899,952
                                                        ==========      ===========


         In June 1990, the Industrial Development Authority of the County of San Joaquin, California issued $4,200,000 of Industrial Development Bonds. The net proceeds of approximately $4,000,000 were used to fund the construction of a manufacturing facility on leased property located in Lathrop, California. The Company fully utilized the bonds at December 31, 1991. The Company has executed financing statements covering the plant and equipment financed, as security for repayment of the bonds. The bonds are secured by a $2 million letter of credit, and bear interest at an initial rate of 6.75% and fluctuate weekly. The

                                  MODTECH, INC.

         interest rate was 3.75% at December 31, 1996. Repayment of the bonds will be $100,000 per year through 2015, with the remaining balance paid off in 2016.

         Annual maturities of long-term debt outstanding at December 31, 1996 are as follows:

             Year ending December 31:
                  1997                           $  100,000
                  1998                              100,000
                  1999                              100,000
                  2000                              100,000
                  2001                              100,000
                  Thereafter                      1,499,952
                                                 ----------

                                                 $1,999,952
                                                 ==========



 (7)     INCOME TAXES

         The components of the 1994, 1995 and 1996 provision for Federal and state income taxes computed in accordance with Financial Accounting Standard No. 109 are summarized below:

                                1994            1995           1996
                              --------       ---------       ---------
            Current:
                 Federal      $   --         $ (14,210)      $ (90,483)
                 State          (4,250)         (4,888)       (117,148)
                              --------       ---------       ---------

            Deferred:
                 Federal          --              --              --
                 State            --              --              --
                              --------       ---------       ---------

                              $ (4,250)      $ (19,098)      $(207,631)
                              ========       =========       =========


         Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                                                1994        1995        1996
                                                               ------      -------     ------
            Taxes, U.S. statutory rates                         (34.0%)     (34.0%)     (34.0%)
            State taxes, less Federal benefit                    --          --          --
            Utilization of income tax benefit relating to
                 loss carryover                                  34.0        34.0        34.0
            Other                                                (0.7)       (1.9)       (4.6)
                                                                -----        ----        ----

                        Total taxes on income                    (0.7%)      (1.9%)      (4.6%)
                                                                =====        ====        ====

                                  MODTECH, INC.

         Deferred tax liabilities, which amounted to approximately $68,000 and $270,000 at December 31, 1995 and 1996, respectively, primarily result from temporary differences between financial and tax accounting treatment of revenue recognition on contracts and depreciation. Deferred tax assets, which amounted to approximately $2,819,000 and $1,429,000 at December 31, 1995 and 1996, respectively, were mainly comprised of net operating loss carryforwards and accrued liabilities. The Company's net operating loss carryforward at December 31, 1996 amounted to approximately $615,000, and expires in 2008 and 2009.. For the years ended December 31, 1995 to 1996 the Company reduced the net deferred tax asset to zero by a valuation allowance. The valuation allowance for the net deferred tax assets as of December 31, 1995 was $2,751,000. The net change for the year ended December 31, 1996 was a decrease of $1,592,000.


 (8)     TRANSACTIONS WITH RELATED PARTIES

         SALES

         The Company sells modular classrooms to certain companies and partnerships, the shareholders and partners of which are either officers, shareholders or key employees of the Company. The buildings are then leased to various school districts by the related companies and partnerships.

         The table below summarizes the classroom sales to related parties:

                                            1994            1995           1996
                                         ----------       --------       ----------
            Sales                        $1,008,577       $600,228       $1,452,868
            Cost of goods sold              878,577        531,152        1,239,425
            Gross profit percentage           12.89%         11.51%            14.7%
                                         ==========       ========       ==========


         The related party purchases modular relocatable classrooms from the Company, upon standard terms and at standard wholesale prices.

         Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 1995 and 1996 these amounts totaled $377,252 and $431,755, respectively. Additional amounts arising from these transactions are included in the following captions:

                                                                            1995           1996
                                                                           -------       ---------
            Costs and estimated earnings in excess of billings
                 on uncompleted contracts                                  $  --         $ 417,780
            Billings in excess of costs and estimated earnings
                 on uncompleted contracts                                  (29,855)        (12,572)
                                                                           =======       =========


         NOTES RECEIVABLE

         At December 31, 1995, the Company had two notes receivable from a related party partnership aggregating $483,413. The partnership is composed of officers and shareholders of the Company. One note was paid in full during 1996 and the other note, which bears interest at 10% and is payable upon demand, remained outstanding at December 31, 1996.

                                  MODTECH, INC.

         At December 31, 1995 the Company also had demand notes receivable of $132,600 and $105,000 due from related party partnerships. These notes were paid in full during 1996.

         Unpaid interest related to the above notes totaled $390,278 at December 31, 1995 and $322,312 at December 31, 1996 and are included in due from affiliates. The Company is negotiating payment terms on the accrued interest and anticipates full payment during 1997.

         OPERATING LEASES

         The Company leases various land at its manufacturing facilities. The present manufacturing facility leases are with the Company's primary shareholder and partnerships composed of officers and shareholders. All related party leases require monthly payments which aggregate $67,000. In connection with the lease at the Lathrop facility, the Company made a $83,000 security deposit during 1990.

         In 1994 due to declines in real estate values the Company's primary shareholder and partnerships reduced the monthly lease rates for the manufacturing facilities to an aggregate of $36,250. The reduced rents will continue for as long as real estate values remain depressed.

         Future minimum lease payments under these leases are discussed in note
         14. Included in cost of sales is $417,535, $435,000 and $446,500 in rent expense paid to related parties for the years ended December 31, 1994, 1995, and 1996.


(9)      401(K) PLAN

         The Company has a tax deferred savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions, made on a 50% matching basis, are determined annually. The Company's contributions were $41,223, $36,937 and $53,031 in 1994, 1995, and 1996, respectively.


(10)     STOCK OPTIONS

         In 1989, the Company's shareholders approved a stock option plan (the 1989 Plan). The 1989 Plan provides for the grant of both incentive and non-qualified options to purchase up to 400,000 shares of the Company's common stock. The incentive stock options can be granted only to employees, including officers of the Company, while non-qualified stock options can be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company.

         The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock).

                                  MODTECH, INC.

         Stock options outstanding under this 1989 Plan are summarized as follows:


                                                WEIGHTED AVERAGE
                                    SHARES       EXERCISE PRICE
                                   --------     ----------------

            December 31, 1993       400,000       $    1.91
                 Granted             75,000            1.50
                 Terminated         (75,000)           1.45
                                   --------       ---------

            December 31, 1994       400,000            1.92
                 Granted             45,000            2.125
                 Terminated         (45,000)           3.00
                                   --------       ---------

            December 31, 1995       400,000            1.82
                 Granted               --              --
                 Terminated            --              --
                 Exercised         (109,500)           1.84
                                   --------       ---------

            December 31, 1996       290,500       $    1.82
                                   ========       =========


         As of December 31, 1996, 210,900 options are vested and exercisable at prices ranging from $.625 to $10.00 per share under the 1989 Plan.

         In March of 1994, pursuant to a vote of the Board of Directors, a nonqualified option plan was approved (the March 1994 Plan). The March 1994 Plan provides for the grant of 200,000 options to purchase shares of the Company's common stock. The exercise price of the stock options cannot be less than the fair market at the date of the grant. All of these options were granted during 1994.

         Stock options outstanding at December 31, 1996, under the March 1994 Plan are summarized as follows:

                                                WEIGHTED AVERAGE
                                     SHARES     EXERCISE PRICE
                                   --------     ----------------
            December 31, 1993
                 Granted            180,000       $   1.19
                 Granted             20,000           1.50
                                   --------       --------

            December 31, 1994       200,000           1.22
                 Exercised             --          --
                                   --------       --------

            December 31, 1995       200,000           1.22
                 Exercised          (20,000)          1.19
                                   --------       --------

            December 31, 1996       180,000       $   1.22
                                   ========       ========

                                  MODTECH, INC.

         As of December 31, 1996, 95,000 options are vested and exercisable at prices ranging from $1.19 to $1.50 per share under the March 1994 Plan.

         In May of 1994, in conjunction with the offering of preferred stock (note 11) the Board of Directors voted and approved an additional stock option plan (the May 1994 Plan). The May 1994 Plan provides for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company's common stock. The incentive stock options can be granted only to employees, including officers of the Company, while non-qualified stock options can be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock).

         Stock options outstanding at December 31, 1996, under this May 1994 Plan, are summarized as follows:

                                                WEIGHTED AVERAGE
                                    SHARES       EXERCISE PRICE
                                   --------     ----------------
            December 31, 1994       285,000       $    1.50
                 Granted             35,000            2.125
                 Terminated         (35,000)           1.50
                                   --------       ---------

            December 31, 1995       285,000            1.60
                 Granted            205,000            2.59
                 Terminated         (37,500)           1.50
                 Exercised          (12,500)           1.50
                                   --------       ---------

            December 31, 1996       440,000       $    2.06
                                   ========       =========


         As of December 31, 1996, 108,750 options are vested and exercisable at prices ranging from $1.50 to $4.50 per share under the May 1994 Plan.

         In July 1996, the Company's Board of Directors authorized the grant of options to purchase up to 500,000 shares of the Company's common stock. The non-statutory options may be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock). At December 31, 1996, 110,000 options were granted at an exercise price of $4.50 and of these, 30,000 options were vested and exercisable.

                                  MODTECH, INC.

         The per share weighted-average fair value of stock options granted during 1995 and 1996 was $1.28 and $1.94, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 1995 - expected dividend yield 0%, risk-free interest rate of 7.80%, volatility factor of 72.66%, and an expected life of four years; 1996 - expected dividend yield 0%, risk-free interest rate ranging from 6.57% to 7.80%, volatility factor of 72.66%, and an expected life of four years. The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                        1995              1996
                                                      --------        ------------
             Net Income
                 As Reported                          $964,799          $4,269,032
                 Pro Forma                             862,113           3,657,659
                                                      ========        ============
             Primary earnings per share
                 As Reported                          $    .16          $      .49
                 Pro forma                                 .14                 .42
                                                      ========        ============
             Fully diluted earnings per share
                 As Reported                          $    .14          $      .47
                 Pro Forma                                 .13                 .40
                                                      ========        ============


         Pro forma net income reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.




(11)     5% CONVERTIBLE PREFERRED STOCK

         In May of 1994, in a private transaction without registration under the Securities Act, the Company sold 2,850,000 shares of Series A 5% Convertible Preferred Stock. The Preferred Stock was sold at the price of $1.00 per share resulting in proceeds before costs and expenses of $2,850,000. All of the Series A 5% Convertible Preferred Stock was converted into Common Stock during 1996. In connection with this private placement of the Series A 5% Preferred Stock, the shareholders were granted warrants to purchase an aggregate of 1,385,000 shares of common stock at $1.50 (subject to adjustment in certain events), as well as warrants to purchase an aggregate of 1,375,000 additional shares at $2.00 per share (subject to adjustments in certain events). All warrants were either exercised or expired during 1996. Dividends in the amount of $166,320 and $47,500 were declared for the years ended December 31, 1995 and 1996, respectively.

                                  MODTECH, INC.

(12)     MAJOR CUSTOMER

         The Company had sales to one major customer which represented the following percentage of net sales:

                                                         1994      1995       1996
                                                        -----      ----       ----

                 State of California                       28%        9%        13%
                                                         ====      ====        ====




 (13)    SUPPLEMENTAL CASH FLOW DISCLOSURES

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  1994          1995          1996
                                                --------      --------      --------
            Cash paid during the year for:
                 Interest                       $530,673      $248,443      $421,014
                                                ========      ========      ========
                 Income taxes                   $     --      $     --      $ 24,320
                                                ========      ========      ========


         SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

         During 1995, $273,594 of notes receivable from officer shareholders was repaid by delivery of 155,988 shares of common stock at market value.

         During 1996, 2,850,000 shares of Series A 5% convertible Preferred Stock were converted into 2,850,000 shares of common stock, in accordance with the private placement (note 11).


 (14)    COMMITMENTS AND CONTINGENCIES

         LAND LEASES

         The Company has entered into agreements to lease land at its manufacturing facilities in Perris and Lathrop, California. Minimum lease payments under these noncancelable operating leases for the next five years and thereafter are as follows:


                Year ending December 31:
                      1997                          $  495,500
                      1998                             489,000
                      1999                             480,000
                      2000                             435,000
                      2001                             435,000
                      Thereafter                     6,325,000
                                                    ----------

                                                    $8,659,500
                                                    ==========

                                  MODTECH, INC.

         Of the $8,659,500 in future rental payments, substantially all is payable to related parties (note 8). Rent expense for the years ended December 31, 1994, 1995 and 1996 was $417,535, $435,000 and $446,500.

         WARRANTY

         The Company provides a one year warranty relating to the workmanship on their modular units. To date, warranty costs incurred on completed contracts have been immaterial.

         PENDING CLAIMS AND LITIGATION

         In the normal course of business, the Company has been named in several claims and lawsuits arising out of the failure to pay subcontractors or for alleged breach of assigned security. In the opinion of management, the outcome of the claims will not have a material effect on the Company's financial position or results of operations.

                                   Schedule II

                                  MODTECH, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1995, and 1996




                                              BALANCE AT
                                              BEGINNING    CHARGED                     BALANCE AT
           DESCRIPTION                        OF YEAR     TO EXPENSE    DEDUCTIONS     END OF YEAR
-----------------------------------------     --------    ----------    ----------     -----------
Allowance for contract adjustments:

            Year ended December 31, 1994      $700,000      $   --      $(274,610)      $425,390
                                              ========      ======      =========       ========

            Year ended December 31, 1995      $425,390      $   --      $ (17,300)      $408,090
                                              ========      ======      =========       ========

            Year ended December 31, 1996      $408,090      $5,866      $    (583)      $413,373
                                              ========      ======      =========       ========