Form 10-Q
period 1997-03-31
MODTECH INC
filed 1997-05-14
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1997

Commission File Number 000-18680



                                  MODTECH, INC.
--------------------------------------------------------------------------------


California                                           33-0044888
-------------------------------                      --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


2830 Barrett Avenue, Perris, CA                      92572
-------------------------------                      --------------------------
(Address of principal executive                           (Zip Code)
office)


Registrant's telephone number:                            (909) 943-4014


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes   X    No
                                                       -----     -----

As of March 31, 1997, there were 8,670,306 of the Registrant's Common Stock outstanding.

                                  MODTECH, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1997

                PART I. STATEMENT REGARDING FINANCIAL INFORMATION





         The financial statements included herein have been prepared by MODTECH, INC. (The "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

                                  MODTECH, INC.

                         CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                               Three
                                                            Months Ended
                                                              March 31,
                                                     1996                  1997
----------------------------------------------------------------------------------

NET SALES                                       $  3,621,000          $ 25,813,000
COST OF SALES                                      3,188,000            21,437,000
                                                ------------          ------------

   Gross profit                                      433,000             4,376,000

OPERATING EXPENSES
   Selling, general &
    administrative                                   316,000             1,038,000
                                                ------------          ------------

Income from operations                               117,000             3,338,000

OTHER INCOME (EXPENSE)
   Interest expense, net                             (38,000)             (219,000)
   Other - net                                        18,000)               16,000
                                                ------------          ------------

                                                     (20,000)             (203,000)
                                                ------------          ------------

   Income, before income taxes                        97,000             3,135,000

PROVISION FOR
 INCOME TAXES, (Benefit)                                   0            (1,223,000)
                                                ------------          ------------

Net income                                      $     97,000          $  1,912,000
                                                ------------          ------------

5% Convertible preferred stock dividend               36,000                    --
                                                ------------          ------------

Net income available for common stock                 61,000             1,912,000
                                                ============          ============


Primary earnings per share                      $       0.01          $       0.20
                                                ============          ============

Weighted average shares outstanding                6,712,155             9,350,000
                                                ============          ============


Fully diluted earnings per share                $       0.01          $       0.20
                                                ============          ============

Weighted average shares outstanding                7,358,340             9,350,000
                                                ============          ============















              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  MODTECH, INC.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                           DECEMBER 31             MARCH 31,
                                                              1996                    1997
---------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                    $    405,000          $    966,000
   Accounts receivable, net, including costs in
   excess of billings of $9,103,000 and $9,982,000           19,433,000            27,488,000
   Inventories                                                4,167,000             6,229,000
   Due from affiliates                                          799,000               820,000
   Other current assets                                         137,000               141,000
                                                           ------------          ------------
      Total current assets                                   24,941,000            35,644,000

PROPERTY AND EQUIPMENT, NET                                   8,888,000             9,231,000

OTHER ASSETS
   Deposits and other assets                                    200,000               185,000
                                                           ------------          ------------
                                                                200,000               185,000
                                                           ------------          ------------

                                                           $ 34,029,000          $ 45,060,000
                                                           ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                $  9,545,000          $ 11,894,000
   Current portion of long-term debt                            100,000               100,000
   Billings in excess of costs                                1,148,000             4,189,000
                                                           ------------          ------------
      Total current liabilities                              10,793,000            16,183,000
                                                           ------------          ------------

LONG-TERM DEBT                                                7,844,000            11,516,000
                                                           ------------          ------------

STOCKHOLDERS' EQUITY
   Common stock, shares authorized,
    20,000,000,000; issued and outstanding,
    8,649,436 and 8,670,306 in 1996 and 1997                  4,015,000             4,072,000
  Additional pain-in capital                                 15,693,000            15,693,000
   Retained earnings                                         (4,316,000)           (2,404,000)
                                                           ------------          ------------
      Total stockholders' equity                             15,392,000            17,361,000
                                                           ------------          ------------
                                                           $ 34,029,000          $ 45,060,000
                                                           ============          ============







              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  MODTECH, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                    Three
                                                                                 Months Ended
                                                                                  MARCH 31,
                                                                           1996               1997
------------------------------------------------------------------------------------------------------


Operating activities
Net Income                                                            $    97,000          $ 1,912,000
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                          144,000              128,000
   (Gain) on sale of equipment                                             (5,000)                  --
   Changes in operating assets and
    liabilities:
      (Increase) decrease in accounts receivable                         (763,000)          (8,055,000)
      (Increase) decrease in inventory                                   (406,000)          (2,062,000)
      Decrease (increase) in due from affiliates                          148,000              (21,000)
      Decrease (increase) in notes receivable from affiliates             483,000                   --
      (Increase) in prepaid expenses and
       other assets                                                        53,000               11,000
      (Decrease) in accounts payable and
       accrued liabilities                                                486,000            2,349,000
      (Decrease) billings in excess of earnings                            53,000            3,041,000
                                                                      -----------          -----------
Net cash provided by (used in) operating activities                       290,000           (2,697,000)
                                                                      -----------          -----------

Investing activities:
  Proceeds from sale of equipment                                           5,000               12,000
  Purchase of property and equipment                                     (198,000)            (483,000)
                                                                      -----------          -----------
Net cash provided by (used in) investing activities                      (193,000)            (471,000)
                                                                      -----------          -----------

Financing activities:
   (Payments) proceeds from long-term
    borrowing and revolving credit line                                  (291,000)           3,672,000
   Conversion of stock warrants                                           119,000               57,000
   Declared dividends                                                     (36,000)                  --
                                                                      -----------          -----------
Net cash provided by (used in) financing activities                      (208,000)           3,729,000
                                                                      -----------          -----------

Increase, (Decrease) in cash                                             (111,000)             561,000
Cash and cash equivalents, at beginning
 of period                                                                561,000              405,000
                                                                      -----------          -----------
Cash and cash equivalents, at end of
 period                                                               $   450,000          $   966,000
                                                                      ===========          ===========








              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  MODTECH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997





1)    Management Opinion

      In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.



2)    Taxes on Income

      Prior to the Company's initial public offering, which was completed on July 19, 1990, the Company had elected treatment under Subchapter S of the Internal Revenue Code which provides that, in lieu of corporate income taxes, the shareholders are taxed on the Company's taxable income. State income taxes are accrued at the California S corporation rate of 2.5 percent.

      Certain items of income and expense are recorded on different bases for financial statement and income tax reporting. Deferred state income taxes have been provided for the effects of these temporary differences.



3)    Earnings Per Share

      Earnings per share is computed on the basis of the weighted average number of common equivalent shares outstanding during each year. It is assumed that all dilutive stock options are exercised at the grant date and that the proceeds are used to purchase shares of the Company's common stock at the public market price of $11.13 per share.

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and results of Operations
                            -------------------------


Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percent of net sales.


                                        Percent
                                     of Net Sales
                                     ------------
                                  Three Months Ended
                                       March 31
                                 1996             1997
                                 ---------------------

Net sales                        100.0%          100.0%

Gross profit                      12.0            16.9

Selling, general and
 administrative                    8.7             4.0

Income from operations             3.2            12.9

Interest income
 (expense), net                   (1.0)           (0.8)

Income, (loss) before
 taxes on income                   2.7            12.1


         Net sales for the three months ended March 31, 1997, increased by $22,192,000 or 613%. The increase in revenue is attributable to the growth in the school population and the Class Size Reduction program.

         Gross profit as a percentage of net sales for the three months ended March 31, 1996 increased to 16.9% from 12.0% for the same period in 1996. The increase was due principally to the utilization of the manufacturing facilities and the realization of manufacturing efficiencies.

         Selling, general and administrative expense increased for the three months ended March 31, 1997 by $722,000, an increase of 228%. The increase is primarily due to the increase in sales expense as well as the increase in the number of employees. In addition, as a percentage of sales, selling, general, and administrative expenses decrease from 8.7% in the first three months of 1996 to 4.0% in 1997.

         Due to the increase in interest rates and average amounts outstanding net interest expense for the first three months of 1997 increased $181,000 representing a 476% increase over net interest expense for the three months ended March 31, 1996. The Company continues to borrow under its revolving line of credit to support its accounts receivable and work-in-progress inventories. See "Liquidity and Capital Resources".



Inflation

         In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

         To date, the Company has generated cash to meet its needs from operations, bank borrowings and its initial public offering. At March 31, 1997, the Company had $966,000 in cash. During the three months ended March 31, 1997 the Company provided cash in its operating activities.

         The Company has a revolving loan commitment that will expire September 1998. The Company is entitled to borrow, from time to time up to $15,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On March 31, 1997, $9,716,000 was outstanding under that loan.

         During the quarter certain directors and officers of the company as well as other option holders exercised 20,870 options for a total of $57,000.

Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by periodic use of its existing bank line of credit, to finance the Company's business at current levels over the next 12 months. Additional cash resources may be required if the Company is able to expand its business beyond current levels. For example, it will be necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities would require significant additional capital. For these reasons, among others, the Company may seed additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to the Company.

                           PART II. OTHER INFORMATION




Item 1.        Legal Proceedings.
               ------------------
               None


Item 2.        Changes in Securities
               ---------------------
               None


Item 3.        Defaults upon Senior Securities
               -------------------------------
               None


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None


Item 5.        Other Information
               -----------------
               None


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)    Exhibits
                      27   Financial Data Schedule
               (b)    Reports on From 8-K
                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Modtech, Inc.
                                       -----------------------------------



Date: May 14, 1997                     by: /S/ Michael G. Rhodes
      ------------                         -------------------------------
                                           Michael G. Rhodes
                                           Chief Financial Officer
                                           Chief Operating Officer