Form 10-Q
period 1997-06-30
MODTECH INC
filed 1997-08-12
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997

Commission File Number 000-18680

                                  MODTECH, INC.
--------------------------------------------------------------------------------


California                                                33-0044888
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


2830 Barrett Avenue, Perris, CA                           92572
-------------------------------                           ----------------------
(Address of principal executive                           (Zip Code)
 office)


Registrant's telephone number:                            (909) 943-4014


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

As of June 30, 1996, there were 8,678,836 shares of the Registrant's Common Stock outstanding.

                                  MODTECH, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1997

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

                                  MODTECH, INC.

                                  MODTECH, INC.

                         CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                    Three                                  Six
                                                                 Months Ended                          Months Ended
                                                                   June 30,                              June 30,
                                                           1996              1997                 1996               1997
-----------------------------------------------------------------------------------------------------------------------------

NET SALES                                              $ 9,083,000        $33,093,000          $12,704,000        $58,906,000
COST OF SALES                                            7,674,000         26,251,000           10,862,000         47,688,000
                                                       -----------        -----------          -----------        -----------
   Gross profit                                          1,409,000          6 842,000            1,842,000         11,218,000

OPERATING EXPENSES
   Selling, general &
    administrative                                         532,000          1,144,000              848,000          2,182,000
                                                       -----------        -----------          -----------        -----------

Income (loss) from
       operations                                          877,000          5,698,000              994,000          9,036,000

OTHER INCOME (EXPENSE)

   Interest expense, net                                   (70,000)          (330,000)            (108,000)          (549,000)
   Other - net                                               5,000             48,000               23,000             64,000
                                                       -----------        -----------          -----------        -----------

                                                           (65,000)          (282,000)             (85,000)          (485,000)
                                                       -----------        -----------          -----------        -----------

   Income, before
    income taxes                                           812,000          5,416,000              909,000          8,551,000

PROVISION FOR
 INCOME TAXES, (Benefit)                                    20,000          2,133,000               20,000          3,356,000
                                                       -----------        -----------          -----------        -----------

Net income                                                 792,000          3,283,000              889,000          5,195,000
                                                       -----------        -----------          -----------        -----------

5% Convertible preferred
      stock dividend                                        12,000              -                   48,000              -
                                                       -----------        -----------          -----------        -----------

Net income available for
      common stock                                     $   780,000        $ 3,283,000          $   842,000        $ 5,195,000
                                                       ===========        ===========          ===========        ===========

Primary Earnings per share                             $      0.09        $      0.35          $      0.10        $      0.55
                                                       -----------        -----------          -----------        -----------

Weighted average shares
    outstanding                                          8,750,000          9,370,000            8,750,000          9,370,000
                                                       -----------        -----------          -----------        -----------

Fully diluted Earnings per share                       $      0.09        $      0.35          $      0.10        $      0.55
                                                       -----------        -----------          -----------        -----------

Weighted average shares
    outstanding                                          8,750,000          9,370,000            8,750,000          9,370,000
                                                       -----------        -----------          -----------        -----------







The accompanying notes are an integral part of these condensed financial statements.

                                  MODTECH, INC.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                            DECEMBER 31            JUNE 30,
                                                                                                1996                 1997
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash                                                                                     $   405,000           $ 2,703,000
   Accounts receivable, net, including costs in
   excess of billings of $9,103,000 and $8,945,000                                           19,433,000            37,625,000
   Inventories                                                                                4,167,000             7,852,000
   Due from affiliates                                                                          799,000               931,000
   Other current assets                                                                         137,000               204,000
                                                                                            -----------           -----------
      Total current assets                                                                   24,941,000            49,315,000

PROPERTY AND EQUIPMENT, NET                                                                   8,888,000             8,912,000

OTHER ASSETS
   Deposits and other assets                                                                    200,000               160,000
                                                                                            -----------           -----------
                                                                                                200,000               160,000
                                                                                            -----------           -----------

                                                                                            $34,029,000           $58,387,000
                                                                                            ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                 $ 9,545,000           $15,638,000
   Current portion of long-term debt                                                            100,000               100,000
   Billings in excess of costs                                                                1,148,000             6,851,000
                                                                                            -----------           -----------
      Total current liabilities                                                              10,793,000            22,589,000
                                                                                            -----------           -----------

LONG-TERM DEBT                                                                                7,844,000            15,132,000
                                                                                            -----------           -----------

STOCKHOLDERS' EQUITY
   Common stock, shares authorized,
    20,000,000,000; issued and outstanding,
    8,649,436 and 8,678,836 in 1996 and 1997                                                  4,015,000             4,043,000
  Additional pain-in capital                                                                 15,693,000            15,744,000
   Retained earnings                                                                        ( 4,316,000)              879,000
                                                                                            -----------           -----------
      Total stockholders' equity                                                             15,392,000            20,666,000
                                                                                            -----------           -----------

                                                                                            $34,029,000           $58,387,000
                                                                                            ===========           ===========




The accompanying notes are an integral part of these condensed financial statements.

                                  MODTECH, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                       SIX MONTHS ENDED
                                                                                                    JUNE 30,       JUNE 30,
                                                                                                      1996           1997

-----------------------------------------------------------------------------------------------------------------------------
Operating activities

Net income (loss)                                                                           $   890,000          $  5,195,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                                                                256,000               472,000
   Loss (gain) on sale of equipment                                                              (5,000)                -
   Changes in operating assets and
    liabilities:
      (Increase) decrease in accounts receivable                                             (6,580,000)          (18,192,000)
      (Increase) decrease in inventory                                                         (857,000)           (3,685,000)
      (Increase) decrease in note receivable from affiliates                                    473,000              (132,000)
      (Increase) decrease in due from affiliates                                                 72,000                 -
      (Increase) in prepaid expenses and
       other assets                                                                              93,000               (27,000)
      Increase (decrease) in accounts payable and
       accrued liabilities                                                                    2,198,000             6,093,000
      Increase (decrease) billings in excess of earnings                                        951,000             5,703,000
                                                                                            -----------           -----------
Net cash used in operating                                                                   (2,499,000)           (4,573,000)
                                                                                            -----------           -----------

Investing activities:
  Proceeds from sale of equipment                                                                12,000                12,000
  Purchase of property and equipment                                                           (353,000)             (508,000)
                                                                                            -----------           -----------
Net cash used in investing activities                                                          (341,000)             (496,000)
                                                                                            -----------           -----------

Financing activities:
   (Payments) proceeds from long-term
    borrowing and revolving credit line                                                       2,152,000             7,288,000
  Conversion of stock warrants and options                                                      536,000                79,000
  Declared dividends                                                                            (48,000)                -
                                                                                            -----------           -----------
Net cash provided by financing activities                                                     2,640,000             7,367,000
                                                                                            -----------           -----------

Increase, (Decrease) in cash                                                                   (200,000)            2,298,000
Cash and cash equivalents, at beginning
 of period                                                                                      561,000               405,000
                                                                                            -----------           -----------
Cash and cash equivalents, at end of
 period                                                                                     $   361,000           $ 2,703,000
                                                                                            ===========           ===========






The accompanying notes are an integral part of these condensed financial statements.

                                  MODTECH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997

1)    Management Opinion

      In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2)    Taxes on Income

      Certain items of income and expense are recorded on different bases for financial statement and income tax reporting. Deferred state income taxes have been provided for the effects of these temporary differences.

3)    Earnings Per Share

      Earnings per share is computed on the basis of the weighted average number of common equivalent shares outstanding during each year. It is assumed that all dilutive stock options are exercised at the grant date and that the proceeds are used to purchase shares of the Company's common stock at the public market price of $12.88 per share.

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and results of Operations
                            -------------------------

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percent of net sales.

                                             Percent                         Percent
                                           of Net Sales                    of Net Sales
                                       ---------------------           ---------------------
                                        Three Months Ended               Six Months Ended
                                             June 30,                        June 30,
                                        1996          1997             1996            1997
                                       ---------------------           ---------------------
Net sales                              100.0%         100.0%           100.0%         100.0%

Gross profit                            15.5           20.7             14.5           19.0

Selling, general and
 administrative                          5.8            3.5              6.7            3.7

Income, (loss) from
 operations                              9.7           17.2              7.8           15.3

Interest income
 (expense), net                         (0.8)          (1.0)            (0.8)          (0.9)

Income, (loss) before
 taxes on income                         8.9           16.4              7.2           14.5





     Net sales for the three and six months ended June 30, 1997, increased by $24,013,000 or 264% and $46,202,000 or 364% respectively. The increase in revenue is principally attributable to the economic recovery of California and the California Class Size Reduction Program.

        Gross profit as a percentage of net sales for the three months ended June 30, 1997 increased to 20.7% from 15.5% and the six months ended June 30, 1997 increased to 19.0% from 14.5% for the same periods in 1996. The increase was due to the increased volume, utilization of a previously idle facility and the realization of manufacturing efficiencies.

        Selling, general and administrative expense increased for the three months ended June 30, 1997 by $612,000, a increase of 115%. Costs for the six months ended June 30, 1997 increased $1,134,000, an increase of 157%. The increase was primarily due to the increase in sales volume.

        Due to increased volume and average amounts outstanding net interest expense for the three and six months ended June 30, 1997 increased by $260,000 and $108,000 or 371% and 408%, respectively. The Company continues to borrow under its revolving line of credit to support its accounts receivable and work-in-progress inventories. See "Liquidity and Capital Resources".

Inflation

        In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

        To date, the Company has generated cash to meet its needs from operations, bank borrowings and its initial public offering. At June 30, 1997, the Company had $2,703,000 in cash. During the six months ended June 30, 1997 the Company provided cash in its operating activities.

    The Company has a revolving loan commitment that will expire September 1998. The Company is entitled to borrow, from time to time up to $20,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On March 31, 1997, $13,332,000 was outstanding under that loan.

        During the three and six months ended June 30, 1997, certain directors, officers or employees exercised 8,530 and 29,400 common stock options for a total of $17,820 and $60,888, respectively.

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

Item 2.        Changes in Securities
               ---------------------
               None

Item 3.        Defaults upon Senior Securities
               -------------------------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None

Item 5.        Other Information
               -----------------
               None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
               (a)    Exhibits
                      27.1 Financial Data Schedule

               (b)    Reports on From 8-K
                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Modtech, Inc.
                                       -----------------------------------------


Date:August 7, 1997                    by: /S/ Michael G. Rhodes
     --------------------                 --------------------------------------
                                                 Michael G. Rhodes
                                                 Chief Operating Officer
                                                 Chief Financial Officer