Form 10-Q
period 1997-09-30
MODTECH INC
filed 1997-11-14
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1997

Commission File Number 000-18680



                                  MODTECH, INC.
-------------------------------------------------------------------------------



California                                                33-0044888
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


2830 Barrett Avenue, Perris, CA                           92572
-------------------------------                           -------------------
(Address of principal executive                           (Zip Code)
office)


Registrant's telephone number:                            (909) 943-4014



-------------------------------------------------------------------------------

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

As of September 30, 1997, there were 8,705,836 shares of the Registrant's Common Stock outstanding.

                                  MODTECH, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                                  MODTECH, INC.

                         CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                   Three                                    Nine
                                                                Months Ended                            Months Ended
                                                                September 30,                           September 30,
                                                           1996               1997                 1996               1997
-----------------------------------------------------------------------------------------------------------------------------
NET SALES                                              $14,285,000        $39,805,000          $26,989,000        $98,711,000
COST OF SALES                                           12,164,000         31,235,000           23,026,000         78,923,000
                                                       -----------        -----------          -----------        -----------
   Gross profit                                          2,121,000          8,570,000            3,963,000         19,788,000

OPERATING EXPENSES
   Selling, general &
    administrative                                         623,000          1,362,000            1,471,000          3,544,000
                                                       -----------        -----------          -----------        -----------
Income (loss) from
       operations                                        1,498,000          7,208,000            2,492,000         16,244,000

OTHER INCOME (EXPENSE)
   Interest expense, net                                  (142,000)          (274,000)            (246,000)          (823,000)
   Other - net                                              22,000              8,000               41,000             72,000
                                                       -----------        -----------          -----------        -----------

                                                          (120,000)          (266,000)            (205,000)          (751,000)
                                                       -----------        -----------          -----------        -----------
   Income before
    income taxes                                         1,378,000          6,942,000            2,287,000         15,493,000

PROVISION FOR
 INCOME TAXES, (Benefit)                                    49,000          2,456,000               69,000          5,812,000
                                                       -----------        -----------          -----------        -----------

Net income                                               1,329,000          4,486,000            2,218,000          9,681,000
                                                       -----------        -----------          -----------        -----------
5% Convertible preferred
      stock dividend                                            --                 --              (48,000)                --
                                                       -----------        -----------          -----------        -----------
Net income available for
      common stock                                     $ 1,329,000        $ 4,486,000          $ 2,170,000          9,681,000
                                                       ===========        ===========          ===========        ===========

Primary Earnings per share                             $      0.14        $      0.47          $      0.24        $      1.01
                                                       -----------        -----------          -----------        -----------
Weighted average shares
    outstanding                                          9,200,000          9,611,000            9,200,000          9,611,000
                                                       -----------        -----------          -----------        -----------

Fully diluted Earnings per share                       $      0.14        $      0.45          $      0.24        $      1.00
                                                       -----------        -----------          -----------        -----------
Weighted average shares
    outstanding                                          9,200,000          9,647,000            9,200,000          9,647,000
                                                       -----------        -----------          -----------        -----------


The accompanying notes are an integral part of these condensed financial statements.

                                  MODTECH, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        DECEMBER 31        SEPTEMBER 30
                                                                           1996                1997
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                                $   405,000           $   515,000
   Accounts receivable, net, including costs in
   excess of billings of $9,103,000 and $15,615,000                     19,433,000            41,212,000
   Inventories                                                           4,167,000             5,561,000
   Due from affiliates                                                     799,000             1,289,000
   Other current assets                                                    137,000               237,000
                                                                       -----------           -----------
      Total current assets                                              24,941,000            48,814,000

PROPERTY AND EQUIPMENT, NET                                              8,888,000             9,003,000

OTHER ASSETS
   Deposits and other assets                                               200,000               135,000
                                                                       -----------           -----------
                                                                           200,000               135,000
                                                                       -----------           -----------

                                                                       $34,029,000           $57,952,000
                                                                       ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $ 9,545,000          $ 12,800,000
   Current portion of long-term debt                                       100,000               100,000
   Billings in excess of costs                                           1,148,000             5,975,000
                                                                      ------------          ------------
      Total current liabilities                                         10,793,000            18,875,000
                                                                      ------------          ------------

LONG-TERM DEBT                                                           7,844,000            13,908,000
                                                                      ------------          ------------
STOCKHOLDERS' EQUITY
   Common stock, shares authorized,
    20,000,000,000; issued and outstanding,
    8,649,436 and 8,705,836 in 1996 and 1997                             4,015,000             4,060,000
  Additional paid-in capital                                            15,693,000            15,744,000
   Retained earnings                                                  (  4,316,000)            5,365,000
                                                                      ------------           -----------
      Total stockholders' equity                                        15,392,000            25,169,000
                                                                      ------------           -----------

                                                                       $34,029,000           $57,952,000
                                                                       ===========           ===========



The accompanying notes are an integral part of these condensed financial statements.

                                  MODTECH, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                                1996                 1997
-----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                                           $ 2,219,000          $  9,681,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                                                                384,000               866,000
   Loss (gain) on sale of equipment                                                              (5,000)                   --
   Changes in operating assets and
    liabilities:
      (Increase) decrease in accounts receivable                                             (9,730,000)          (21,779,000)
      (Increase) decrease in inventory                                                       (2,445,000)           (1,394,000)
      (Increase) in prepaid expenses and
       other assets                                                                             (45,000)              (35,000)
      Increase (decrease) in accounts payable and
       accrued liabilities                                                                    5,246,000             3,255,000
      Increase (decrease) billings in excess of earnings                                      1,243,000             4,827,000
      (Increase) decrease in due from affiliates                                                500,000              (490,000)
                                                                                            -----------           -----------
Net cash used in operating                                                                   (2,633,000)           (5,069,000)
                                                                                            -----------           -----------

Investing activities:
  Proceeds from sale of equipment                                                                12,000                    --
  Purchase of property and equipment                                                           (782,000)             (981,000)
                                                                                            -----------           -----------
Net cash used in investing activities                                                          (770,000)             (981,000)
                                                                                            -----------           -----------

Financing activities:
   (Payments) proceeds from long-term
    borrowing and revolving credit line                                                       3,694,000             6,064,000
  Conversion of stock warrants and options                                                      697,000                96,000
   Declared dividends                                                                           (48,000)                   --
                                                                                            -----------           -----------
Net cash provided by financing activities                                                     4,343,000             6,160,000
                                                                                            -----------           -----------

Increase, (Decrease) in cash                                                                    940,000               110,000
Cash and cash equivalents, at beginning
 of period                                                                                      561,000               405,000
                                                                                            -----------           -----------
Cash and cash equivalents, at end of
 period                                                                                     $ 1,501,000           $   515,000
                                                                                            ===========           ===========


The accompanying notes are an integral part of these condensed financial statements.

                                  MODTECH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997


1)    Management Opinion

      In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2)    Taxes on Income

      Certain items of income and expense are recorded on different bases for financial statement and income tax reporting. Deferred state income taxes have been provided for the effects of these temporary differences.

3)    Earnings Per Share

      Earnings per share is computed on the basis of the weighted average number of common equivalent shares outstanding during each year. It is assumed that all dilutive stock options are exercised at the grant date and that the proceeds are used to purchase shares of the Company's common stock at the public market price of $22.75 per share.

4) On November 6, 1997 the Company announced that it sold 1,000,000 shares of common stock and that certain selling shareholders sold 1,012,500 shares of common stock at $20.00 per share. The shares sold by the selling shareholders include 262,500 shares granted to the underwriters to cover over allotments. The aggregate net proceeds to the company (before deducting expenses) are estimated to be $18,900,000.

      The net proceeds of the shares offered by Modtech will be used to reduce Modtech, Inc.'s outstanding bank indebtedness and for other general corporate purposes. Modtech will not receive any of the proceeds from the sale of shares by the selling shareholders.

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and results of Operations
                            -------------------------

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Income as a percent of net sales.


                                           Percent               Percent
                                         of Net Sales          of Net Sales
                                      ------------------    -----------------
                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                        1996      1997        1996      1997
                                      ------------------    ------------------
Net sales                              100.0%    100.0%      100.0%    100.0%

Gross profit                            14.8      21.5        14.7      20.0

Selling, general and
 administrative                          4.4       3.4         5.5       3.6

Income, (loss) from
 operations                             10.5      18.1         9.2      16.5

Interest income
 (expense), net                         (1.0)     (0.7)       (0.9)     (0.8)

Income, (loss) before
 taxes on income                         9.6      17.4         8.5      15.7


        The net sales for the three months and nine months ended September 30, 1997 increased $25,520,000 or 179% and $71,722,000 or 266% respectively. The increase in revenue is principally attributable to the economic recovery of California and the California Class Size Reduction Program.

        Gross profit as a percentage of net sales for the three month ended September 30, 1997 increased to 21.5% from 14.9% and the nine months ended September 30, 1997 increased to 20.1% from 14.7% over the same periods in 1996. The increase was due to the increased volume, utilization of a previously idle facility and the realization of manufacturing efficiencies.

        Selling, general and administrative expense increased for the three months ended September 30, 1997 by $739,000, an increase of 119%. Costs for the nine months ended September 30, 1997 increased $2,073,000, an increase of 141%. The increase is due to the increase in sales volume.

        Due to increased volume and average amounts outstanding net interest expense for the three and nine months ended September 30, 1997 increased by $132,000 and 577,000 or 93% and 235%, respectively. The Company continues to borrow under its revolving line of credit to support its accounts receivable and work-in-progress inventories. See "Liquidity and Capital Resources".

Inflation

        In the past, the Company has not been adversely affected by inflation because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

        Operating Activities

        To date, the Company has generated cash to meet its needs from operations, bank borrowings and its initial public offering. At September 30, 1997, the Company had $515,000 in cash. During the nine months ended September 30, 1997 the Company provided cash in its operating activities.

        The Company has a revolving loan commitment that will expire September 1998. The Company is entitled to borrow, from time to time up to $20,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On September 30, 1997, $12,633,000 was outstanding under the loan.

        During the three and nine months ended September 30, 1997, certain directors, officers or employees exercised 27,000 and 56,400 common stock options for a total of $17,010 and $77,898 respectively.

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


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None


Item 5.        Other Information
               -----------------
               None


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)    Exhibits

                      27 -- Financial Data Schedule

               (b)    Reports on From 8-K

                      Attatched

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              Modtech, Inc.
                                              ---------------------------------



Date: November 13, 1997                       by: /s/ Michael G. Rhodes
      ---------------------                       -----------------------------
                                                  Michael G. Rhodes
                                                  Chief Operating Officer
                                                  Chief Financial Officer