Form 10-K
period 1997-12-31
MODTECH INC
filed 1998-03-30
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1997

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

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 was $98,036,818. As of March 27, 1998, shares entitled to cast an aggregate of 9,856,169 votes were outstanding, including 9,856,169 shares of registrant's Common Stock.

The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are: The information required by Part III of form 10-K is incorporated herein by reference to registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered hereby.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Company designs, manufactures, markets and installs modular relocatable classrooms. Based upon 1996 net sales, the Company believes that it is the largest manufacturer of modular relocatable classrooms in California. The Company's classrooms are sold primarily to California school districts and to third parties and the State of California principally for lease to California's school districts. The Company's products include standardized classrooms, as well as customized structures for use as libraries, gymnasiums, computer rooms and bathroom facilities. The Company believes that its modular structures can be substituted for virtually any part of a school. The Company's products are engineered and constructed in accordance with structural and seismic safety specifications adopted by the California Department of State Architects which regulates all school construction on public land, standards which are more rigorous than the requirements for other portable units.

As a result of net enrollment increases in California schools and budgetary constraints experienced by the State of California which limited the availability of funds for the addition of new classrooms over the last few years prior to 1996, California's schools are reported to be among the most crowded in the nation. As the State budget deficit has ameliorated, the legislature has increased funding for new classrooms in an effort to reduce the average number of students per class. State funding initiatives include funds from both (i) the State's operating budget, such as the $200 million allocated for construction or addition of classrooms out of the total of $822 million spent under the Class Size Reduction Program for the 1996-1997 school year and as much as $1.5 billion allocated for the 1997-1998 school year for both general operations and school facilities, and (ii) the sale of statewide bond issues, such as the $8.2 billion bond issue for school construction, including the addition of classrooms, proposed as part of a package of legislation for inclusion on the June 1998 ballot. See "Business -- Legislation and Funding."

These factors have combined to increase the demand for modular relocatable classrooms, which cost significantly less and take much less time to construct and install than conventional school facilities, and which permit a school district to relocate the units as student enrollments shift. In addition, the Company's products provide added flexibility to school districts in financing the costs of adding classroom space, since modular relocatable classrooms are considered personal property which can be financed out of a district's operating budget in addition to its capital budget. In recognition of these advantages, California legislation currently requires, with certain exceptions, that at least 30% of all new classroom space added using state funds must be relocatable structures. See "Business -- Legislation and Funding."

INDUSTRY OVERVIEW

In recent years, the growth in population in California, both from births and from immigration, has led to increasing school enrollments. As a result, classrooms in many California school districts currently are reported to be among the most crowded in the nation, with an average of 29 students per class compared to a national average class size of 17. The California Department of Finance has estimated that student enrollment in grades kindergarten through 12 will increase by approximately 18% over the period from 1995 through 2005. Additionally, changes in population demographics have left many existing permanent school facilities in older residential areas with excess capacity due to declining enrollments, while many new residential areas are faced with a continuing shortage of available classrooms. Consequently, it has become necessary to add additional classrooms at many existing facilities, and to build a number of new schools.

The construction of new schools and the addition of classrooms at existing schools are tied to the sources and levels of funding available to California school districts. The availability of funding for new school and classroom additions, in turn, is determined in large measure by the amount of tax revenue raised by the State, the level of annual allocations for education from the State's budget which is determined by educational policies that are subject to political concerns, and the willingness of the California electorate to approve state and local bond issues to raise money for school facilities.

In 1978, California voters approved Proposition 13, which rolled back local property taxes (a traditional source of funding for school districts) and limited the ability of local school districts to raise taxes to finance the construction of school facilities. The passage of Proposition 13, coupled with growing student populations, has increased the need for local school districts to find ways to reduce the cost of adding classrooms. The California legislature has adopted several statutes designed to alleviate some of the problems associated with the shortage of classrooms and lack of local funding alternatives. For example, in 1976, California adopted legislation that currently requires, with certain exceptions, that at least 30% of all new classroom space added using State funds must be relocatable structures. This requirement may be satisfied through the purchase or lease of the Company's classrooms. See "Business -- Legislation and Funding." Additionally, in 1979 the California legislature adopted legislation that provides for State funding for the purchase of relocatable classrooms that could be leased to local school districts.

As the number of students enrolled in California schools continued to increase throughout the 1990's, the State of California and California school districts experienced increasing budget shortfalls. The resulting shortage of funding available at both the State and local level led to declining sales of modular relocatable classrooms, by the Company and on an industry-wide basis. However, as the State budget deficit ameliorated, funding for modular relocatable classrooms began to increase. This growth was accelerated when the California Class Size Reduction Program was implemented in November 1996, the goal of which is to reduce class sizes to 20 students in public elementary schools at the kindergarten through third grade levels. For the 1996-1997 school year, the State spent $822 million under this program, including $200 million specifically for facilities, which may be relocatable classrooms. The Company believes that total State funding under the Class Size Reduction Program for the 1997-1998 school year will be as high as $1.5 billion for both general operations and school facilities. See Legislation and School Funding."

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

   Lower  Cost              --  The cost of the Company's standard classroom may
                                be as low as $29,000 installed, as compared to $80,000 to $100,000 for conventional construction of a comparable classroom;


   Shorter Construction     --  A modular classroom can be built and ready for
   Time                         occupancy in a shorter period of time than
                                that required for state approval and
                                construction of a conventional facility;


   Flexibility of Use       --  Modular relocatable classrooms enable a school
                                district to use the units for short or long term needs and to move them if necessary to meet shifts in student populations; and


   Ease of Financing       --   As personal rather than real property, modular
                                classrooms may be leased on a long or short-term basis from manufacturers and leasing companies.
                                This allows school districts to finance modular classrooms out of both their operating and capital budgets.

MODULAR RELOCATABLE CLASSROOMS

The Company's modular relocatable classrooms are designed, engineered and constructed in accordance with structural and seismic safety specifications adopted by the California Department of State Architects, standards which are more rigorous than the requirements for other portable units. The Department of State Architects, which regulates all school construction on public land, has prescribed extensive regulations regarding the design and construction of school facilities, setting minimum qualifications for the preparation of plans and specifications, and reviews all plans for the construction of material modifications to any school building. Construction authorization is not given unless the school district's architect certifies that a proposed project satisfies construction cost and allowable area standards. The Company subcontracts with structural engineering firms to interface with each school district's architect or engineer to process project specifications through the Department of State Architects. The Company believes that the regulated environment in which the Company's classrooms are manufactured serves as a significant barrier to market entry by prospective competitors. See "Business -- Competition."

Conventional school facilities constructed by school districts using funds from the State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like the Company's standard classrooms may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State's approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous on-site inspection by a licensed architect or structural engineer is required during actual manufacture of the classrooms, with the school district obligated to reimburse the Department for the costs of such inspection.

The Company's classrooms are manufactured and installed in accordance with the applicable Department of State Architects building code, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, seismic and fire code requirements.

The Company manufactures and installs standard, largely pre-fabricated modular relocatable classrooms, as well as customized classrooms, which are modular in design, but assembled on-site using components manufactured by the Company together with components purchased from third party suppliers. The Company's classrooms vary in size from two modular units containing a total of 960 square feet to 20 units that can be joined together to produce a facility comprising 9,600 square feet. Larger configurations are also possible. Typical prices for the Company's standard classrooms range from $29,000 to $34,000, while prices for a custom classroom generally exceed $50,000, depending upon the extent of customization required.

The two basic structural designs for standard and custom modular classrooms are a rigid frame structure and a shear wall structure. The rigid frame structure uses a steel floor and roof system, supported at each corner with square steel tubing. These buildings have curtain walls to enclose the interior from the outside, and have the advantage of unlimited width and length. Rigid frame structures may be used for multipurpose rooms and physical education buildings as well as standard classrooms. Shear wall classrooms have a maximum width of 48 feet (four 12 foot modules) and a maximum length of 60 feet. These classrooms use the exterior and interior walls to produce the required structural strength and can be built at lower costs than rigid frame structures. The Company's most popular factory-built classroom is a rigid frame design, with two modules connected side by side to complete a 24 by 40 foot classroom.

Custom built classrooms, libraries and gymnasiums contain design variations and dimensions such as ceiling height, pitch, overall size and interior configuration. These units typically are not assembled at the factory but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom built units may include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than the Company's standard classrooms.

The interior and exterior of all of the Company's modular classrooms can be customized by employing different materials, design features and floor plans. Most classrooms are open, but the interior of the buildings can be divided into individual rooms by permanent or relocatable partitions. The floor covering is usually carpet but may be linoleum or wood depending upon the intended use of the classroom. Interior wall material is usually vinyl covered firtex over gypsum board, while other finishes such as porcelain enamel or painted hardboard may be used in such places as restrooms and laboratories. Electrical wiring, air conditioning, windows, doors, fire sprinklers and plumbing are installed during the manufacturing process. The exterior of the units is typically plywood siding, painted to the customer's specifications, but other common siding material may also be applied.

CLASSROOM CUSTOMERS

The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Sales of classrooms accounted for 90.5%, 94.2% and 98.1% of the Company's total net sales for the years ended December 31, 1995, 1996 and 1997. The Company's customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See "Legislation and Funding."

Sales of classrooms to individual California school districts accounted for approximately 80.7%, 74.5% and 71.1%, respectively, of the Company's net sales during the years ended December 31, 1995, 1996 and 1997, with sales of classrooms to third party lessors to California school districts during these periods accounting for approximately 3.1%, 7.2% and 19.1%, respectively, of the Company's net sales. The mix of school districts to which the Company sells its products varies somewhat from year to year. Sales of classrooms directly to the State of California during 1997 represented approximately 7.9% of the Company's net sales for the period, compared to approximately 12.5% of the Company's 1996 net sales and approximately 6.7% of the Company's 1995 net sales. Sales of classrooms to private schools, day care providers and out-of-state customers accounted for less than one percent of the Company's net sales during the years ended December 31, 1995, 1996 and 1997. One of the lessors to which the Company sells classrooms for lease to California school districts is affiliated with the Company through common ownership by two of the Company's directors. During the years ended December 31, 1995, 1996 and 1997, sales of classrooms to this affiliated leasing company comprised approximately 3.1%, 2.9% and 2.2%, respectively, of the Company's net sales. See "Management -- Certain Transactions."

OTHER PRODUCTS

In addition to modular relocatable classrooms that are designed and manufactured in accordance with the California Department of State Architects standards, the Company also manufactures modular, portable buildings, which can be used as office facilities and construction trailers and for other commercial purposes. Currently, most of these non-classroom products are manufactured at the Patterson, California plant, which the Company acquired in 1996. During the years ended December 31, 1995, 1996 and 1997, sales of such modular, portable buildings to commercial customers accounted, in the aggregate, for approximately 9.5%, 5.8% and 1.9%, respectively, of the Company's net sales. The Company also manufactures a small number of modular structures that house and shelter electronic equipment used in the wireless telecommunications industry. During the years ended December 31, 1995, 1996 and 1997, sales of modular telecommunications equipment shelters, which are included above in sales to commercial customers, accounted for less than one percent of the Company's net sales for each period.

SALES AND MARKETING

The Company's classroom sales force is currently divided into three marketing regions: Northern, Central and Southern California. The Company currently employs three classroom salespersons, each of whom is compensated on a commission basis. These salespersons maintain contact with the individual school districts in their respective marketing regions on a quarterly basis. They are also in contact with architects and building inspectors employed by the school districts, as well as school officials who may be in a position to influence purchasing decisions.

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

A fourth salesperson is charged with increasing the Company's sales of buildings to the commercial and telecommunications markets. In addition, the Company recently has hired two additional salespeople whose focus will be the sale of classrooms in Nevada and Arizona, and to private schools and day care operators in California.

MANUFACTURING AND ON-SITE INSTALLATION

The Company uses an assembly-line approach in the manufacture of its standardized classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to steel frames to form the floor sub-assembly, which is covered by plywood flooring. Metal roof trusses and structural supports are fabricated separately and added as the unit progresses down the assembly-line. Installation of walls, insulation, suspended grid ceilings, electrical wiring, air conditioning, windows, doors, fire sprinklers, plumbing and chalkboards follow, with painting and finishing crews completing the process. Once construction of a standard classroom commences, the building can be completed in as little as three days. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building, and typically takes 30 to 60 days to complete.

The Company is vertically-integrated in the manufacture of its standardized modular classrooms, in that the Company fabricates substantially all of its own metal components at its facility in Perris, California, including structural floor and roof joists, exterior roof panels, gutters, down spouts, vents, ramps, stairs and railings. The Company believes that the ability to fabricate its own metal components helps it reduce the costs of its products and to control their quality and delivery schedules. The Company maintains a quality control system throughout the manufacturing process, under the supervision of its own quality control personnel and inspectors engaged by its customers. In addition, the Company tracks the status of all classrooms from sale through installation.

Completed standard classroom units, or components used in customized units, are loaded onto specially designed flatbed trailers for towing by trucks to the school building site. Upon arrival at the site, the units are structurally connected, or components are assembled, and the classroom is installed on its foundation. Connection with utilities is completed in the same manner as in conventional on-site construction. Installation of the modular classrooms may be on a separate foundation, or several units may be incorporated on a common foundation under a unified roof, so that upon installation they appear to be an integral part of an existing school facility or function as a larger building, such as a gymnasium or cafeteria.

The Company oversees installation of its modular classrooms on-site, using its own employees for job supervision as a general contractor and, whenever possible, for utility hook-ups and other tasks. In many custom projects, the Company performs or supervises subcontracted electrical, plumbing, grading, paving and foundation work, landscaping and other site preparation work and services. Sub-contractors are typically used for larger utility, grading, concrete and landscaping jobs. The Company has a general contractor's license in the State of California.

In addition to approvals by the Department of State Architects, licensed inspectors representing various school districts are on-site at each manufacturing facility of the Company to continuously inspect the construction of classrooms for structural integrity. On-site inspections after installation are also made by local fire departments for purposes of determining adequate accessibility.

The Company currently has four manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another two facilities near Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The Company currently has a total of seven production lines in operation, with new production line in Perris completed at the end of 1997. An eighth production line is scheduled to be added at the Lathrop plant in late 1998.

The standard contractual warranty for the Company's modular relocatable classrooms is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. Warranty costs have not been material in the past.

The Company believes that there are multiple sources of supplies available for all raw materials and equipment used in manufacturing its classrooms, most of which are standard construction items such as steel, plywood and wallboard.

BACKLOG

The Company manufactures classrooms to fill existing orders only, and not for inventory. As of December 31, 1997, the backlog of sales orders was approximately $71.0 million, up from approximately $4.1 million at December 31, 1995 and $58.0 million at December 31, 1996. Only orders, which are scheduled for completion during the following 12-month period, are included in the Company's backlog. The rate of booking new contracts can vary from month to month, and customer changes in delivery schedules can occur. For these reasons, among others, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

COMPETITION

The Company believes that, based upon 1996 net sales, it is the largest modular relocatable classroom manufacturer in California. However, the modular relocatable classroom industry is highly competitive, with the market divided among a number of privately-owned companies whose share of the market is smaller than that of the Company. The Company believes that the nature of the bidding process, the level of performance bonding required, and the industry's regulated environment serve as barriers to market entry, and that the expertise of its management gives it an advantage over competitors. Nevertheless, the Company believes that additional competitors may enter the market in the future, some of whom may have significantly greater capital and other resources than are available to the Company, and that competition may therefore increase.

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

The primary competitors of the Company for standardized classrooms are believed to be Aurora Modular Industries in Southern California and American Modular Systems in Northern California. Profiles Structures, Inc. in Southern California and Design Mobile Systems in Northern California are the Company's primary competitors in the market for higher-priced, customized classrooms. Each of these four competitors is a privately-owned company.

PERFORMANCE BONDS

A substantial portion of the Company's sales require that the Company provide bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and materialmen will be paid. In determining whether to issue a performance bond on behalf of the Company, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as the Company's levels of working capital, shareholders' equity and outstanding indebtedness. From time to time the Company has had, and in the future may again encounter, difficulty in obtaining bonding for a given project. Although it has had no difficulty in obtaining the necessary bonding in the last twelve months, the Company believes that its difficulty in obtaining bonding for certain large projects from time to time in the past has been attributable to the Company's levels of working capital, shareholders' equity and indebtedness, and not to concerns about the Company's ability to perform the work required under the contract. To assist the Company in obtaining performance bonds in certain instances, the Company's executive officers have been required to indemnify the bonding companies against all losses they might suffer as a result of providing performance bonds for the Company. The proceeds to the Company from the November 1997 Secondary Offering are expected to enhance the Company's ability to obtain performance bonds, furnish security, and meet other financial requirements associated with bidding for larger contracts and performing work simultaneously under a greater number of contracts.

REGULATION OF CLASSROOM CONSTRUCTION

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

Additionally, California legislation provides that certain factory-built school buildings may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved by the Department of General Services, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State's approval process thereby providing additional incentive to use factory-built relocatable classrooms. The Department of General Services provides for the continuous on-site inspection during actual manufacturing of the classrooms, with the school districts obligated to reimburse the Department for the costs of such inspection.

LEGISLATION AND FUNDING

The demand for modular relocatable classrooms in California is affected by various statutes. These statutes, among other things, prescribe the methods by which the Company's customers, primarily individual school districts, obtain funding for the construction of new school facilities, and the manner in which available funding is to be spent by the school districts.

In 1978, Proposition 13 was approved, which rolled back property taxes and limited the ability of local school districts to rely upon revenue from such taxes to finance the construction of school facilities. As a result, financing for new school construction and rehabilitation of existing schools by California school districts is currently provided, at the state level, by funds derived from general revenue sources or statewide bond issues, and, at the local level, by local bond issues and fees imposed on the developers of residential, commercial and industrial real property ("Developer Fees"). Historically, the primary source of financing for the purchase or lease of relocatable classrooms has been state funding.

STATE FUNDING. Until the adoption of the Class Size Reduction Program in 1996, the most important source of funding at the State level for new school facilities was through the issuance and sale of statewide general obligation bonds which are repaid out of the State's General Funds. Proposals to issue such bonds are placed on statewide ballots from time-to-time in connection with general or special elections, and require approval by a majority of the votes cast in connection with such proposals. As in the case of the Class Size Reduction Program, the State also may annually allocate funds from the State's budget for the support of school districts and community college districts.

AUTHORITY FOR BOND FINANCING. Under the School Building Lease -- Purchase Law of 1976, the State Allocation Board is empowered to purchase or lease school facilities using funds from the periodic issuance of general obligation bonds of the State of California. These purchased or leased school facilities may be made available by the State Allocation Board to school districts. Certain matching funds, usually derived from Developer Fees, are required to be supplied by the school districts seeking state funded facilities. If the school districts acquire relocatable structures using Developer Fees, the amount of the required matching funds is reduced by the cost of such facilities. This reduction in matching funds is intended to provide an incentive for school districts to lease relocatable classrooms. As a condition of funding any project under this program, at least 30% of new classroom space to be added must be comprised of relocatable structures, unless relocatable structures are not available or special conditions of terrain, climate or unavailability of space make the use of relocatable structures impractical. In addition, State funds under this program are not available to school districts which are determined to have an adequate amount of square footage available for their student population.

Recently, a package of bills was introduced that would, among other things, (i) revise the School Building Lease-Purchase Law of 1976 including elimination of the requirement that at least 30% of all classroom space to be added using State funds be relocatable classrooms, (ii) place an $8.2 billion bond issue for school construction on the June 1998 ballot, and (iii) include a proposed amendment to the California Constitution on the June 1998 ballot. The proposed Constitutional amendment would modify Proposition 13 by reducing the percentage vote required for approval of tax increases to support local bond issuances from two-thirds to a simple majority. However, both houses of the California Legislature passed different versions of this package of bills, which were returned to a conference committee. Each bill must still be approved by both houses of the Legislature as revised by the conference committee. In addition, none of these bills would become operative as currently proposed unless the $8.2 billion bond issue is approved by a majority of the California voters and the proposed amendment to the California Constitution is approved by two-thirds of the California voters. The Governor and Legislative leadership were unable to reach an agreement in time to place the proposals on the June 1998 ballot. The next opportunity to place proposals on the ballot would be November 1998.

In response to the adoption of Proposition 13, the State of California adopted the California Emergency Classroom Law of 1979, pursuant to which the State Allocation Board may spend up to $35 million per year from available funds to purchase relocatable classrooms to be leased to school districts. Relocatable classrooms are not available to school districts under this program if the school district has available local bond proceeds that could be used to purchase classroom facilities, unless the district has approved projects pending under the School Building Lease-Purchase Law of 1976. The State has, in the past, funded this program primarily from the proceeds of statewide bond issues approved by voters.

BUDGET ALLOCATIONS. Proposition 98, which was approved in 1988, requires the State to allocate annually from the State's budget, for the support of school districts and community college districts, a minimum amount equal to the same percentage of funds as was appropriated for the support of those institutions in fiscal year 1986-87. While this requirement may be suspended for a given year by emergency legislation, it has the effect of limiting the ability of the California legislature to reduce the level of school funding from that in existence in 1986-87. The State raises the necessary funds through proceeds from the sale of statewide bond issues, income tax revenues and other revenues. A recent reduction in California's corporate tax rates, and a proposed reduction in personal income tax rates, may affect future levels of the State's income tax revenues.

In November 1996, California implemented the Class Size Reduction Program in response to overcrowding in classrooms in the state and its assumed negative impact on learning. An additional impetus for the program was a study conducted by Tennessee State University which indicated that students in small classrooms outperformed their peers from larger classes at least through the eighth grade on standardized tests in math and reading. The goal of the California Class Size Reduction Program is to reduce public elementary school class sizes in kindergarten through the third grade. Under this program, schools that reduce class size to 20 students in those grades will receive additional funds. For the 1996-1997 school year, a school district was entitled to receive $25,000 for each new classroom added which reduced the average class size for a specified grade level to 20 students or less. Among other ways new classrooms can quickly and inexpensively be added, school districts may reconfigure existing space to convert it to classrooms from other uses, or purchase or lease a modular relocatable classroom.

LOCAL FUNDING. Local school districts in California have the ability to issue local general obligation bonds for the acquisition and improvement of real property for school construction. These bond issues require the approval of two-thirds of the voters in the district and are repaid using the proceeds of increases in local property taxes. A local school district may also levy Developer Fees on new development projects in the district, subject to a maximum rate set by state law. The Developer Fees can only be levied if the project can be shown to contribute to the need for additional school facilities and the fee levied is reasonably related to such need. In addition, California law provides for the issuance of bonds by Community Facilities Districts which can be formed by a variety of local government agencies, including school districts. These districts, known as "Mello-Roos" districts, can have flexible boundaries and the tax imposed to repay the bonds can be based on property use, acreage, population density or other factors.

OTHER LEGISLATION

California legislation adopted in 1989 provides that school districts which currently lease any building which does not meet the prescribed structural standards must have replaced nonconforming buildings with conforming ones by September 1, 1990. However, any district has the right to request a one-time waiver for a maximum of three years upon presentation of satisfactory evidence to the State Allocation Board that the district is proceeding in a timely fashion with a program that will eliminate the need for the nonconforming facilities within that time period. The State has authorized districts to renew these waivers through 2000 and may grant further waivers. The Company understands that a number of school districts have requested and been granted such waivers. Based upon information received by the State Allocation Board from school districts and provided to the Company, it is believed that there are more than 4,500 trailers currently being used as classrooms by school districts throughout California that eventually must be replaced with conforming facilities by these school districts.

California has taken steps to encourage local school districts to adopt year-round school programs to help increase the use of existing school facilities and reduce the need for additional school facilities. School districts requesting state funding under the School Building Lease-Purchase Law of 1976 or the Emergency Classroom Law of 1979 discussed above must submit a study examining the feasibility of implementing in the district a year-round educational program that is designed to increase pupil capacity in the district or in overcrowded high school attendance areas. The feasibility study requirement is waived, however, if the district demonstrates that emergency or urgent conditions exist in the district that necessitate the immediate need for relocatable buildings. The demand for new school facilities, including relocatable classrooms, would be adversely affected in the event that a significant number of California school districts implemented year-round school programs. In addition, a significant increase in the level of voluntary or mandatory busing of students from overcrowded schools to schools with excess capacity could adversely affect demand for new school facilities.

ENVIRONMENTAL MATTERS

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of any hazardous materials used by the Company in connection with the manufacture of its products. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future.

EMPLOYEES

At December 31, 1997, the Company had 795 employees, including 744 in manufacturing, 5 in sales, 20 in operations and 26 in general management and administration. The Company's employees are not represented by a labor union, and it has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's principal executive and administrative facilities are located in approximately 11,400 square feet of modular buildings at its primary manufacturing facility located in Perris, California. This manufacturing facility occupies twenty-five acres, with approximately 200,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. A second facility in Perris occupies approximately thirty acres, with approximately 120,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. This second facility also includes approximately 80,000 square feet under roof used as a metal working facility. The Company's third plant consists of a 400,000 square foot manufacturing facility on a 30-acre site in Lathrop, California that is leased through 2019. The fourth plant, which was leased for up to five years in October 1996, consists of approximately 50,000 square feet of manufacturing areas on a 4 acre site in Patterson, California. The Company believes that its existing facilities are well-maintained and in good operating condition, and, with the additional production lines currently being added or planned for addition in 1998, meet the requirements for its immediately foreseeable business needs. Each of the Company's current facilities other than the Patterson plant is leased from an affiliate. See "Management -- Certain Transactions."

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the NASDAQ National Market System under the symbol "MODT". The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:


            Quarter Ended                 High          Low
            -------------                 ----          ---
             3/31/97                     13.875         7.875
             6/30/97                     13.000        10.625
             9/30/97                     25.250        11.625
            12/31/97                     29.750        17.500

On December 31, 1997, the closing sales price on The NASDAQ National Market for a share of the Company's Common Stock was $19.50. The approximate number of holders of record of the Company's Common Stock as of December 31, 1997, was 73.

DIVIDEND POLICY

   The Company has not paid cash dividends on its Common Stock since 1990. The Board of Directors currently intends to follow a policy of retaining all earnings, if any, to finance the continued growth and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors deemed relevant by the Board of Directors. Moreover, the Company's Credit Facility currently prohibits the payment of cash dividends.

ITEM 6.        SELECTED FINANCIAL DATA
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected income statement data set forth below for the three years ended December 31, 1995, 1996 and 1997 have been derived from the audited financial statements of the Company included elsewhere herein. The selected income statement data set forth below for the years ended December 31, 1993 and 1994 have been derived from audited financial statements of the Company that are not included herein. The selected balance sheet data set forth below for the years ended December 31, 1996 and 1997 have been derived from the audited financial statements of the Company included elsewhere herein. The selected balance sheet data set forth below for the years ended December 31, 1993, 1994 and 1995 have been derived from the audited financial statements of the Company that are not included herein. The selected income statement and balance sheet data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" also included elsewhere herein.


                                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                             1993           1994           1995           1996           1997
                                          ---------      ---------      ---------      ---------      ---------
INCOME STATEMENT DATA:

Net sales .............................   $  19,658      $  20,355      $  19,386      $  49,886      $ 134,050

Cost of goods sold ....................      21,764         17,766         16,401         42,629        107,367
                                          ---------      ---------      ---------      ---------      ---------

Gross profit (loss) ...................      (2,106)         2,589          2,985          7,257         26,683

Selling, general and administrative
  expenses ............................       1,871          1,554          1,613          2,345          5,156

Restructuring charge(1) ...............       2,470           --             --             --             --
                                          ---------      ---------      ---------      ---------      ---------

Income (loss) from operations .........      (6,447)         1,035          1,372          4,912         21,527

Interest expense, net .................        (565)          (471)          (387)          (422)          (909)

Other income (expense) ................          47             42             (1)           (13)            92
                                          ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes .....      (6,965)           606            984          4,477         20,711

Income taxes ..........................           1              4             19            208         (7,703)
                                          ---------      ---------      ---------      ---------      ---------

Net income (loss) .....................      (6,966)           602            965          4,269         13,008
                                          =========      =========      =========      =========      =========

Net income (loss) available
  for Common Stock(2) .................   $  (6,966)     $     602      $     799      $   4,221      $  13,008
                                          =========      =========      =========      =========      =========


Basic earnings (loss) per share (3)(7).   $   (2.02)     $    0.19      $    0.25      $    0.77      $    1.47
Weighted average shares outstanding
(in  thousands)(3)(7) .................       3,455          3,209          3,170          5,461          8,854
Diluted earnings (loss) per common
share(3)(7) ...........................   $   (2.02)     $    0.11      $    0.14      $    0.47      $    1.31
Weighted average shares outstanding
(in  thousands)(3)(7) .................       3,455          5,294          6,712          9,041          9,898



                                                                         AS OF DECEMBER 31,
                                          ---------------------------------------------------------------------
                                            1993           1994           1995           1996           1997
                                          ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA:

Working capital .......................   $   3,063      $   4,403      $   4,383     $  14,069      $  36,417

Total assets ..........................      16,620         15,919         15,154        34,029         68,220

Total liabilities .....................      11,889          7,900          6,411        18,716         20,177

Long-term debt, excluding current
     portion(4) .......................       6,506          4,400          3,590         7,844           --

Shareholders' equity ..................       4,732          8,019          8,743        15,313         48,043



                                                             YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                        1993           1994          1995          1996          1997
                                      --------       --------      --------      --------      ---------
SELECTED OPERATING DATA:

Gross margin ......................      (10.7%)         12.7%         15.4%         14.5%          19.9%

Operating margin .................       (32.8%)          5.1%          7.1%          9.8%          16.1%

Standard classrooms sold(5) ......         680            698           605         1,610          4,514

Backlog at period end(6) .........    $  6,000       $  7,000      $  4,100      $ 58,000      $  71,000

----------------

(1) Reflects the write-off of intangible assets related to the Company's 1989 purchase of "Del-Tec", which manufactured more extensively customized, higher priced units, whose operations were discontinued in the third quarter of 1993.

(2) After deduction of preferred stock dividends paid or accrued of $166,000 and $48,000 for the years ended December 31, 1995 and 1996, respectively. No shares of the Company's preferred stock were outstanding during 1997, and no shares currently are outstanding. See Note 11 of Notes to Financial Statements.

(3) Computed on a fully diluted basis.

(4) For a description of the Company's long-term debt, see Notes 5 and 6 of Notes to Financial Statements.

(5) Determined by dividing the total square footage of floors sold during the year by 960 square feet, the floor area of a standard classroom. See "Business -- Modular Classrooms."

(6) The Company manufactures classrooms to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 12 months.

(7) Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". All prior periods have been restated accordingly.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

   Since its inception in 1982, the Company's principal business has been the design, manufacture, marketing and installation of modular relocatable classrooms. The Company's primary customers consist of individual school districts located in California and the State of California. The need for new classrooms in California school districts is generally governed by the number of students per class, which is a function of the net migration of families into and out of school districts and the total number of new students entering the school system in any given year.

   Specific provisions of California legislation govern the amount of the State's budget which must be directed toward the public school system. A portion of these funds may be allocated for the addition of new classrooms. In addition, the State can raise funds to build or add new classrooms through the issuance of general obligation bonds. One condition currently governing the receipt of State funding for new classroom additions is that at least 30% of the classroom space to be added must be relocatable structures, unless the school district can demonstrate that the use of such structures is not practical in any given situation. See "Business -- Legislation and Funding."

In the early to mid 1990's, California suffered through a recession that resulted in statewide budgetary constraints. During this period, the amount of State funds available for the addition of new classrooms was severely limited. As a result, the Company experienced a decline in net sales in 1992 and 1993, and net sales in 1994 and 1995 were essentially the same as those generated in 1993. In response, the Company initiated a cost control program which included layoffs of approximately 80% of its staff as compared to the June 1991 work force, and temporarily closed its plant in Lathrop, California. In addition, the Chief Executive Officer of the Company agreed to a 50% salary reduction and each of the Company's other top management personnel agreed to a 10% salary reduction.

Due in large measure to the amelioration of the State budget crises and the realization that the need for new classrooms in California far exceeded supply, beginning in the second half of 1996 and continuing into 1997, the State has increased the amount of funds targeted specifically for the addition of new classrooms. In November 1996, the State implemented the Class Size Reduction Program, the goal of which is to reduce public school class sizes in kindergarten through the third grade. For the 1996-1997 school year the State spent $822 million under this program, including $200 million specifically for facilities, which may be relocatable classrooms. Primarily as a result of the implementation of the Class Size Reduction Program, the Company's net sales increased to $134.0 million in 1997 as compared to $49.9 million for the year ended December 31, 1996 and $19.4 million in 1995. Although the State's upcoming budget has not been finalized, based upon information available to it, the Company believes that total State funding under the Class Size Reduction Program for the 1997-1998 school year will be as high as $1.5 billion for both general operations and school facilities. In addition, an $8.2 billion school construction bond issue has been proposed, as part of a package of legislation, for inclusion on the June 1998 California ballot, the proceeds of which, if on the ballot and approved by the voters, would be used to construct and modernize existing school facilities, acquire land to build new schools, and construct or add classrooms. . The Governor and Legislative leadership were unable to reach an agreement in time to place the proposals on the June 1998 ballot. The next opportunity to place proposals on the ballot would be November 1998. See "Business -- Legislation and Funding." In response to the increased demand for its modular relocatable classrooms, the Company re-opened the Northern California Lathrop plant in 1997, has expanded its Southern California production capacity in Perris, and intends to further expand production capacity at the Lathrop plant in late 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

                             PERCENTAGE OF NET SALES

                                  YEARS ENDED DECEMBER 31,
                               -------------------------------
                                 1995       1996        1997
                               -------     -------     -------
Net sales ...............        100.0%      100.0%      100.0%

Cost of goods sold ......         84.6        85.5        80.1
                                 -----       -----       -----
Gross profit ............         15.4        14.5        19.9

Selling, general and
administrative expenses..          8.3         4.7         3.8
                                 -----       -----       -----
Income from operations ..          7.1         9.8        16.1

Interest expense, net ...         (2.0)       (0.8)       (0.7)

Other income  ...........          --          --          --

Income before income taxes         5.1         9.0        15.4

Income taxes.............          0.1         0.4         5.7
                                 -----       -----       -----
Net income ..............          5.0%        8.6%        9.7%
                                 =====       =====       =====




YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales for the year ended December 31, 1997 increased to $134.0 million, an increase of $84.1 million, or approximately 169%, from $49.9 million in 1996. The increase in 1997 was due principally to the amelioration of the State of California budget deficit and the implementation during the year of the Class Size Reduction Program for kindergarten through third grade classes in California's public elementary schools.

For the year ended December 31, 1997, gross profit was $26.7 million, an increase of $19.4 million, or approximately 266%, over 1996 gross profit of $7.3 million. Gross profit percentage of net sales increased to 19.9% in 1997 from 14.5% in 1996. The increase in gross profit as a percentage of net sales was primarily attributable to the increased volume, utilization of a previously idle facility, and the realization of manufacturing efficiencies.

In 1997, selling, general and administrative expenses increased to $5.2 million from $2.3 million, due to increases in the number of employees and an increase in selling costs. However, as a percentage of net sales, selling, general and administrative expenses decreased to 3.8% in 1997 from 4.7% in 1996.

Due to increased volume and average borrowings outstanding, net interest expense increased from $422,000 in 1996 to $909,000 for 1997.

Income tax expense was $7.7 million for the year ended December 31, 1997, compared to $208,000 for 1996. The Company's effective tax rate increased to 37.2% for the year ended December 31, 1997 from 4.6% for the year ended December 31, 1996. The effective tax rate in both periods was positively impacted by the utilization for federal income tax purposes of net operating loss carryforwards generated in prior years.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net sales for the year ended December 31, 1996 increased to $49.9 million, an increase of $30.5 million, or approximately 157%, from $19.4 million in 1995. The increase in 1996 was due principally to the amelioration of the State of California budget deficit and the implementation during the year of the Class Size Reduction Program for kindergarten through third grade classes in California's public elementary schools.

For the year ended December 31, 1996, gross profit was $7.3 million, an increase of $4.3 million, or approximately 143%, over 1995 gross profit of $3.0 million. However, as a percentage of net sales, gross profit declined to 14.5% in 1996, from 15.4% in 1995. The decline of gross profit as a percentage of net sales was primarily attributable to a change in product mix as the Company focused its resources on manufacturing more standardized classrooms which could be sold in greater numbers.

In 1996, selling, general and administrative expenses increased to $2.3 million from $1.6 million, due to increases in the number of employees and an increase in selling costs. However, because net sales increased substantially during the year, selling, general and administrative expenses as a percentage of net sales decreased to 4.7% in 1996 from 8.3% in 1995.

For the year ended December 31, 1996, net interest expense increased by $35,000, from $387,000 in 1995 to $422,000 in 1996, due to slightly higher borrowings to finance growing levels of accounts receivables and work-in-progress inventories attributable to the large 1996 increase in net sales.

The provision for income taxes was $208,000 for the year ended December 31, 1996, compared to $19,000 for the year ended December 31, 1995. The Company's effective tax rate increased to 4.6% for the year ended December 31, 1996, from 1.9% for the year ended December 31, 1995, due to differences between financial and tax accounting treatment of certain items, primarily accrued liabilities. The effective tax rate in both periods was positively impacted by the utilization for federal income tax purposes of net operating loss carryforwards generated in prior years.

INFLATION

The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

   Since the 1994 Financing described below, the Company has funded its operations and capital expenditures with cash generated internally by operations, supplemented by borrowings under various credit facilities. During the years ended December 31, 1995, 1996 and 1997, the Company's operations provided (used) cash in the amounts of approximately $1.2 million, ($4.9 million) and $2.0 million, respectively. At December 31, 1997, the Company had approximately $11.6 million in cash.

In September 1997, the Company amended its Credit Facility to increase the amount which the Company is entitled to borrow thereunder and extend the term of the commitment to September 30, 2000. The Company is entitled to borrow, from time to time, up to $20.0 million, with actual borrowings limited to specified percentages of eligible accounts receivable, equipment and inventories. On December 31, 1997, the Company was entitled to borrow up to the maximum amount of the Credit Facility, and approximately $42,000 was outstanding. Interest on outstanding balances is payable at a floating rate equal to 0.75% above the lender's reference rate. Borrowings are secured by substantially all of the Company's assets.

   The Company had working capital of $4.4 million, $14.1 million and $36.4 million at December 31, 1995, 1996 and 1997, respectively. In 1997, current assets increased by $31.7 million, with an increase of $11.2 million in cash, an increase of $11.2 million in contracts receivable, an increase of $6.9 million in costs and estimated earnings in excess of billings, an increase of $2.1 million in deferred tax assets and a decrease of $0.2 million in inventories. Current liabilities increased by $9.3 million, with various accrued liabilities and billings in excess of costs and estimated earnings increasing by $6.1 million and $5.8 million, respectively, as a result of the higher level of net sales) offset by a $4.0 million decrease in accounts payable. In 1996, contracts receivable, costs and estimated earnings in excess of billings on contracts, and inventories increased by $7.1 million, $7.6 million, and $3.5 million, respectively, as the Company's net sales increased significantly during the second half of the year following implementation of the State's Class Size Reduction Program. Accounts payable and accrued liabilities increased by $5.3 million and $2.3 million, respectively, in 1996, also as a result of the increase in net sales.

   Capital expenditures amounted to $482,000, $2.0 million and $4.1 during the years ended December 31, 1995, 1996 and 1997, respectively. In 1995, the majority of these expenditures was concentrated on maintenance of equipment. Capital expenditures increased significantly in 1996 primarily as a result of the re-opening of the Company's Lathrop, California manufacturing facility. In September 1997, the Company began construction of an additional production line at one of its Perris, California facilities. The Company expects that capital expenditures in 1998 will be approximately $2.0 million, which includes the costs of adding a new production line at the Northern California plant in Lathrop in late 1998.

   The Company has a $4.0 million Industrial Development Bond issued by the Industrial Development Authority of the County of San Joaquin, California, the net proceeds of which were used to partially finance the $6.0 million cost of construction of the Company's Lathrop, California facility. The loan to the Company must be repaid over a 26 year period, and bears interest at a variable rate (initially 6.75% per annum), which is repriced weekly, subject to conversion to a fixed rate at the option of the Company under certain conditions. The bond agreement was amended in 1997 requiring repayment of the balance by December 31, 1998. The Company's obligation to make payments of principal and interest on this loan is secured by an irrevocable letter of credit obtained by the Company from Union Bank of California N.A. Accordingly, the Company's borrowing capacity will be reduced during the period the letter of credit is outstanding. As of December 31, 1997, $42,000 principal amount of this revolving loan remained outstanding.

   In May 1994, the Company raised net proceeds of approximately $2.7 million through the sale of 2,850,000 shares of Series A Preferred Stock to several private investors who are Selling Shareholders in this Offering (the "1994 Financing"). In April 1996, all of the Series A Preferred Stock was converted into 2,850,000 shares of Common Stock. In December 1996, warrants issued to the investors in connection with the 1994 Financing were exercised, resulting in cash proceeds to the Company of approximately $1.6 million and the issuance of 2,204,000 additional shares of Common Stock.

   Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by the net proceeds to the Company from this Offering and continued use of its existing line of credit, to finance the Company's business over the next twelve months. However, additional cash resources may be required if the Company's rate of growth exceeds currently anticipated levels. Moreover, it may prove necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities could require significant additional capital.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's combined financial position or results of operations.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

YEAR 2000

   Many computer programs use only the last two digits of a year to store or process dates. This is the case with the accounting program used by the Company. As a result, the programs may treat dates after 1999 as earlier than dates before 2000. This could adversely affect routines such as calculating depreciation or aging accounts receivable. The company has engaged a consulting firm to correct this defect in the Company's program, and the Company expects the defect will be corrected without material cost before the year 2000. The Company's customers, suppliers and service providers may use computer programs with similar defects which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.

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

Financial Statements

        Independent Auditors' Reports

        Balance Sheets - December 31, 1996 and 1997

        Statements of Income - For the Years Ended December 31, 1995, 1996 and 1997

        Statements of Shareholders' Equity - For the Years Ended December 31, 1995, 1996 and 1997

        Statements of Cash Flows - For the Years Ended December 31, 1995, 1996 and 1997

        Summary of Significant Accounting Policies

        Notes to Financial Statements

Schedule Included - For the Years Ended December 31, 1995, 1996 and 1997

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

        All of the exhibits appearing in the Registration Statement on Form S-1 filed with the Commission on November 3, 1997.

        All of the exhibits appearing in the Registration Statement on Form S-8 filed with the Commission on November 26,1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   MARCH 27, 1998                      MODTECH, INC.,
                                            a California corporation

                                            By: /s/ MICHAEL G. RHODES
                                                --------------------------------
                                                Michael G. Rhodes
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                   Capacities                   Date
----                                   ----------                   ----

/S/ GERALD B. BASHAW                   Director, Chairman of the     MARCH 27, 1998
------------------------------------   Board
Gerald B. Bashaw


/S/ ROBERT W. CAMPBELL                 Director                      MARCH 27, 1998
------------------------------------
Robert W. Campbell


/S/  DANIEL J. DONAHOE                 Director                      MARCH 27, 1998
------------------------------------
Daniel J. Donahoe


/S/ JAMES D. GOLDENETZ                 Director, Secretary           MARCH 27 , 1998
------------------------------------
James D. Goldenetz


/S/ EVAN M. GRUBER                     Director, Chief Executive     MARCH 27, 1998
------------------------------------   Officer
Evan M. Gruber


/S/ CHARLES C. McGETTIGAN              Director                      MARCH 27, 1998
------------------------------------
Charles C. McGettigan


/S/ MYRON A. WICK III                  Director                      MARCH 27, 1998
------------------------------------
Myron A. Wick III

                      MODTECH, INC.

                      Annual Report - Form 10K

                      Financial Statements and Schedule

                      December 31, 1995, 1996 and 1997

                      (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Modtech, Inc.:

We have audited the accompanying balance sheets of Modtech, Inc. as of December 31, 1996 and 1997 and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modtech, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG PEAT MARWICK LLP


Orange County, California
March 18, 1998

                                  MODTECH, INC.

                                 Balance Sheets

                           December 31, 1996 and 1997


                     ASSETS (NOTE 5)                             1996             1997
                                                             -----------       -----------
Current assets:
  Cash                                                       $   404,981       $11,628,851
  Contracts receivable, less allowance for contract
     adjustments of $413,373 in 1996 and $410,119 in 1997     10,309,861        21,510,146
     (note 2)
  Costs and estimated earnings in excess of billings on
    contracts (notes 3 and 8)                                  9,102,733        16,020,986
  Inventories                                                  4,166,700         3,931,505
  Due from affiliates (note 8)                                   754,067         1,052,634
  Note receivable from affiliates (note 8)                        45,212            45,212
  Prepaid assets                                                 136,960           268,295
  Deferred tax asset (note 7)                                       --           2,094,059
  Other current assets                                            20,305            42,274
                                                             -----------       -----------
      Total current assets                                    24,940,819        56,593,962
                                                             -----------       -----------

Property and equipment, net (notes 4 and 6)                    8,552,720        11,229,163
Other assets                                                     535,235           298,258
Deferred tax asset (note 7)                                         --              98,874
                                                             -----------       -----------
                                                             $34,028,774       $68,220,257
                                                             ===========       ===========


See accompanying notes to financial statements.

                                  MODTECH, INC.

                                 Balance Sheets

                           December 31, 1996 and 1997


           LIABILITIES AND SHAREHOLDERS' EQUITY                      1996               1997
                                                                ------------        ------------
Current liabilities:
   Accounts payable                                             $  6,409,422        $  2,421,346
   Accrued compensation                                            1,369,441           3,616,498
   Accrued insurance expense                                         551,580           1,470,725
   Other accrued liabilities                                       1,089,439           3,237,255
   Income tax payable                                                204,017           1,017,027
   Billings in excess of costs and estimated earnings on
     contracts (notes 3 and 8)                                     1,148,050           6,997,350
   Current note payable (note 5)                                        --                42,185
   Current maturities of long-term debt (notes 6 and 8)              100,000           1,374,952
                                                                ------------        ------------
         Total current liabilities                                10,871,949          20,177,338

Note payable (note 5)                                              5,943,853                --

Long-term debt, less current maturities (notes 6 and 8)            1,899,952                --
                                                                ------------        ------------
         Total liabilities                                        18,715,754          20,177,338
                                                                ------------        ------------
Shareholders' equity:
   Common stock, $.01 par.  Authorized 20,000,000 shares;
     issued and outstanding 8,649,436 and 9,819,959 in
     1996 and 1997 (notes 10 and 11)                                  86,494              98,200
   Additional paid-in capital                                     19,620,994          39,330,902
   (Accumulated deficit) retained earnings                        (4,394,468)          8,613,817
                                                                ------------        ------------
         Total shareholders' equity                               15,313,020          48,042,919
                                                                ------------        ------------
Commitments and contingencies (notes 3, 5, 8, and 14)
                                                                ------------        ------------
                                                                $ 34,028,774        $ 68,220,257
                                                                ============        ============


See accompanying notes to financial statements.

                                  MODTECH, INC.

                              Statements of Income

                  Years ended December 31, 1995, 1996 and 1997


                                                    1995                 1996                1997
                                               -------------        -------------        -------------
Net sales (notes 8 and 12)                     $  19,386,027        $  49,885,858        $ 134,050,485

Cost of goods sold (note 8)                       16,400,588           42,628,970          107,367,035
                                               -------------        -------------        -------------
         Gross profit                              2,985,439            7,256,888           26,683,450

Selling, general, and administrative
   expenses                                        1,612,792            2,345,182            5,155,987
                                               -------------        -------------        -------------
         Income from operations                    1,372,647            4,911,706           21,527,463
                                               -------------        -------------        -------------
Other income (expense):
   Interest expense                                 (486,323)            (445,631)          (1,004,198)
   Interest income (note 8)                           98,510               23,704               95,551
   Other - net                                          (937)             (13,116)              92,103
                                               -------------        -------------        -------------
                                                    (388,750)            (435,043)            (816,544)
                                               -------------        -------------        -------------
         Income before income taxes                  983,897            4,476,663           20,710,919

Income taxes (note 7)                                (19,098)            (207,631)          (7,702,634)
                                               -------------        -------------        -------------
         Net income                            $     964,799        $   4,269,032        $  13,008,285
                                               -------------        -------------        -------------
5% Convertible preferred stock dividend
   (note 11)                                        (166,320)             (47,500)                --

         Net income available for common
           stock                               $     798,479        $   4,221,532        $  13,008,285
                                               =============        =============        =============
Basic earnings per share                       $        0.25        $        0.77        $        1.47
                                               =============        =============        =============
Weighted-average shares outstanding                3,169,593            5,461,007            8,853,786
                                               =============        =============        =============
Diluted earnings per share                     $        0.14        $        0.47        $        1.31
                                               =============        =============        =============
Weighted-average shares outstanding                6,712,155            9,041,084            9,897,935
                                               =============        =============        =============


See accompanying notes to financial statements.

                                  MODTECH, INC.

                       Statements of Shareholders' Equity

                  Years ended December 31, 1995, 1996 And 1997


                                        5% CONVERTIBLE                                      STOCK                     (ACCUMULATED
                                       PREFERRED  STOCK            COMMON STOCK           PURCHASE       ADDITIONAL      DEFICIT)
                                     ----------------------  -------------------------      NOTES          PAID-IN       RETAINED
                                        SHARES      AMOUNT      SHARES         AMOUNT    RECEIVABLE        CAPITAL       EARNINGS
                                     ---------- -----------  -------------  ----------  -------------   ------------   ------------

Balance, December 31, 1994            2,850,000   2,685,000     3,209,338   $   32,094  $   (273,594)   $ 14,989,919   $ (9,414,479)

Adjustment of stock purchase notes         --          --        (155,988)      (1,560)      273,594        (346,292)         --
   receivable

Dividend (note 11)                         --          --            --           --            --            --           (166,320)

Net income                                 --          --            --           --            --            --
                                                                                                                            964,799
                                     ---------- -----------  ------------  -----------  ------------    ------------   ------------
Balance, December 31, 1995            2,850,000   2,685,000     3,053,350       30,534          --        14,643,627     (8,616,000)

Conversion of preferred stock        (2,850,000) (2,685,000)    2,850,000       28,500          --         2,656,500          --
   (note 11)

Exercise of options and warrants           --          --       2,746,086       27,460          --         2,320,867          --

Dividend (note 11)                         --          --            --           --            --            --            (47,500)

Net income                                 --          --            --           --            --            --          4,269,032
                                     ---------- -----------  ------------  -----------  ------------    ------------   ------------
Balance, December 31, 1996                 --          --       8,649,436       86,494          --        19,620,994     (4,394,468)

Exercise of options, including
   tax benefit of                          --          --         170,523        1,706          --         1,119,890          --
   $753,874 (notes 7, 10 and 11)

Secondary offering - Net (note 15)         --          --       1,000,000       10,000          --        18,590,018

Net income                                 --          --            --           --            --            --         13,008,285
                                     ---------- -----------  ------------  -----------  ------------    ------------   ------------
Balance, December 31, 1997                 --          --       9,819,959   $   98,200  $       --      $ 39,330,902   $  8,613,817
                                     ========== ===========  ============   ==========  ============    ============   ============

    See accompanying notes to financial statements.

                                  MODTECH, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1995, 1996 and 1997


                                                  1995               1996              1997
                                             ------------       ------------       ------------
Cash flows from operating activities:
   Net income                                $    964,799       $  4,269,032       $ 13,008,285
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization              563,104            540,421          1,344,098
       Decrease in allowance for
        contract adjustments                      (17,300)            (5,283)                 0
       Loss (gain) on sale of equipment           (20,084)            17,265             (9,177)
       (Increase) decrease in assets:
        Contracts receivable                      (65,105)        (7,135,702)       (11,200,285)
        Costs and estimated earnings in
          excess of billings                      329,641         (7,648,812)        (6,918,253)
        Inventories                               337,697         (3,520,404)           235,195
        Amounts due from affiliates              (255,607)           686,774           (298,567)
        Prepaids and other assets                  54,088            (12,947)            83,673
        Deferred tax asset                           --                 --           (2,192,933)
       Increase (decrease) in
         liabilities:
        Accounts payable                         (436,234)         5,304,183         (3,988,076)
        Accrued compensation                       64,255          1,081,171          2,247,057
        Accrued insurance expense                (214,004)           526,813            919,145
        Other accrued liabilities                 166,102            465,766          2,147,816
        Income tax payable                         19,098            184,919            813,010
        Billings in excess of costs and
          estimated earnings                     (276,306)           388,448          5,849,300
                                             ------------       ------------       ------------
               Net cash provided by
                 (used in) operating
                 activities                     1,214,144         (4,858,356)         2,040,288
                                             ------------       ------------       ------------
Cash flows from investing activities:
   Proceeds from sale of equipment                 46,416              5,550             60,604
   Purchase of property and
     equipment                                   (481,533)        (1,958,303)        (4,071,968)
                                             ------------       ------------       ------------
               Net cash used in
                 investing activities            (435,117)        (1,952,753)        (4,011,364)
                                             ------------       ------------       ------------

                                   (Continued)

                                  MODTECH, INC.


                                                 1995               1996               1997
                                             ------------       ------------       ------------
Cash flows from financing activities:
   Net principal borrowings (payments)
     under revolving credit lines            $   (309,990)      $  4,353,843       $ (5,901,668)
   Principal payments on long-term debt          (502,735)              --             (625,000)
   (Adjustment of) stock purchase note
     receivable by exchange of common             (74,258)              --                 --
     stock
   Net proceeds from issuance of common              --            2,348,327         19,721,614
     stock
   Declared dividends (note 11)                  (166,320)           (47,500)              --
                                             ------------       ------------       ------------
               Net cash provided by
                 (used in) financing
                 activities                    (1,053,303)         6,654,670         13,194,946
                                             ------------       ------------       ------------
               Net increase (decrease)
                 in cash                         (274,276)          (156,439)        11,223,870


Cash at beginning of year                         835,696            561,420            404,981
                                             ------------       ------------       ------------
Cash at end of year                          $    561,420       $    404,981       $ 11,628,851
                                             ============       ============       ============


See accompanying notes to financial statements.

                                  MODTECH, INC.

                          Notes to Financial Statements

                        December 31, 1995, 1996 and 1997


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

      Effective October 1, 1996, the Company acquired substantially all of the operating assets and assumed certain liabilities of Miller Structure, Inc.
      - California. The Company leased the manufacturing facility from Miller Structure (note 18).

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

      EARNINGS PER SHARE

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

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

      RECLASSIFICATION

      Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

 (2)  CONTRACTS RECEIVABLE

      Contracts receivable consisted of customer billings for:

                                     1996              1997
                                 ------------       ------------
Completed contracts              $  7,722,927       $  9,226,114
Contracts in progress               2,102,766          9,444,794
Retentions                            897,541          3,249,357
                                 ------------       ------------
                                   10,723,234         21,920,265
Less allowance for contract
  adjustments                        (413,373)          (410,119)
                                 ------------       ------------
                                 $ 10,309,861       $ 21,510,146
                                 ============       ============

                                  MODTECH, INC.

(3)   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

      Net costs and estimated earnings in excess of billings on contracts consisted of:

                                             1996                 1997
                                         -------------       -------------
Net costs and estimated earnings on
   uncompleted contracts                 $  39,093,050       $ 105,465,154
Billings to date                           (31,173,406)        (96,144,454)
                                         -------------       -------------
                                             7,919,644           9,320,700

Net under (over) billed receivables
   from completed contracts                     35,039            (297,064)
                                         -------------       -------------

                                         $   7,954,683       $   9,023,636
                                         =============       =============

      These amounts are shown in the accompanying balance sheets under the following captions:

                                                   1996             1997
                                               ------------       ------------
Costs and estimated earnings in excess of
   billings on uncompleted contracts           $  8,971,196       $ 15,832,818
Costs and estimated earnings in excess of
   billings on completed contracts                  131,537            188,168
                                               ------------       ------------
Costs and estimated earnings in excess of
   billings                                       9,102,733         16,020,986
                                               ------------       ------------
Billings in excess of costs and estimated
   earnings on uncompleted contracts             (1,051,552)        (6,512,121)
Billings in excess of costs and estimated
   earnings on completed contracts                  (96,498)          (485,229)
                                               ------------       ------------
Billings in excess of costs and estimated
   earnings                                      (1,148,050)        (6,997,350)
                                               ------------       ------------
                                               $  7,954,683       $  9,023,636
                                               ============       ============

                                  MODTECH, INC.

(4)   PROPERTY AND EQUIPMENT, NET

      Property and equipment, net consists of:

                                       1996              1997
                                   ------------       ------------
Leasehold improvements             $  7,580,830       $ 10,764,783
Machinery and equipment               3,535,623          4,347,692
Trucks and automobiles                  107,024            181,001
Office equipment                        222,123            364,510
Construction in progress                567,137            354,826
                                   ------------       ------------
                                     12,012,737         16,012,812
Less accumulated depreciation
   and amortization                  (3,460,017)        (4,783,649)
                                   ------------       ------------

                                   $  8,552,720       $ 11,229,163
                                   ============       ============

(5)   NOTE PAYABLE - REVOLVING CREDIT AGREEMENT

      In 1995 the Company entered into a revolving loan commitment that expires in September 1998. The Company is entitled to borrow, from time to time, up to $20,000,000 with actual borrowings limited to specific percentages of eligible contracts receivable, equipment and inventories. Actual outstanding borrowings were $5,943,853 and $42,185 at December 31, 1996 and 1997, respectively. The interest rate is calculated at the prime lending rate (8.5% at December 31, 1997) plus three quarters of a percent (.75%) per annum. The loan is secured by substantially all of the Company's assets.

(6)   LONG-TERM DEBT

      Long-term debt consists of:

                                                1996             1997
                                            -----------       -----------
Industrial development bonds                $ 1,999,952       $ 1,374,952
Less current portion of long-term debt         (100,000)       (1,374,952)
                                            -----------       -----------

                                            $ 1,899,952       $      --
                                            ===========       ===========

      In June 1990, the Industrial Development Authority of the County of San Joaquin, California issued $4,200,000 of Industrial Development Bonds. The net proceeds of approximately $4,000,000 were used to fund the construction of a manufacturing facility on leased property located in Lathrop, California. The Company fully utilized the bonds at December 31, 1991. The Company has executed financing statements covering the plant and equipment financed, as security for repayment of the bonds. The bonds are secured by a $1,299,275 letter of credit, and bear interest at an initial rate of 6.75% and fluctuate weekly. The interest rate was 3.65% at December 31, 1997. The bond agreement was amended in 1997 requiring repayment of the balance by December 31, 1998.

                                  MODTECH, INC.

(7)   INCOME TAXES

      The components of the 1995, 1996 and 1997 provision for Federal and state income tax (expense) benefit computed in accordance with Financial Accounting Standard No. 109 are summarized below:

                   1995              1996               1997
                -----------       -----------       -----------
Current:
   Federal      $   (14,210)      $   (90,483)      $(7,874,257)
   State             (4,888)         (117,148)       (2,021,309)
                -----------       -----------       -----------
                    (19,098)         (207,631)       (9,895,566)
Deferred:
   Federal             --                --           1,634,085
   State               --                --             558,847
                -----------       -----------       -----------

                $   (19,098)      $  (207,631)      $(7,702,634)
                ===========       ===========       ===========


      Income tax (expense) benefit attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                        1995              1996              1997
                                       ------            ------            ------
Taxes, U.S. statutory rates            (34.0%)           (34.0%)           (35.0%)
State taxes, less Federal
   benefit                                --                --              (4.5)
Utilization of income tax
   benefit relating to
   loss carryover                       34.0              34.0               3.8
Other                                   (1.9)             (4.6)             (1.5)
                                       -----             -----             -----
        Total taxes on income           (1.9%)            (4.6%)           (37.2%)
                                       =====             =====             =====


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows:

                                  MODTECH, INC.

                                                 1996              1997
                                             -----------         -----------
Deferred tax assets:
    Reserves and accruals not
       recognized for income tax
       purposes                              $ 1,114,987         $ 2,490,821

    Net operating loss carrryforwards            209,100                --
    State taxes                                   75,065             474,653
    Other                                         29,117             368,579
                                             -----------         -----------

      Total gross deferred tax assets          1,428,269           3,334,053

    Less valuation allowance                  (1,158,714)         (1,059,576)
                                             -----------         -----------

       Net deferred tax assets               $   269,555         $ 2,274,477
                                             ===========         ===========


Deferred tax liabilities:
    Revenue recognition                      $  (171,360)        $   (73,589)
    Prepaids                                     (98,195)             (7,955)
                                             -----------         -----------

       Totals gross deferred tax
         liabilities                            (269,555)            (81,544)
                                             -----------         -----------

       Net deferred tax assets               $      --           $ 2,192,933
                                             ===========         ===========

These amounts have been presented in the balance sheet as follows:

                                            1996               1997
                                     ---------------        ----------
Current deferred tax asset           $          --          $2,094,059
Noncurrent deferred tax asset                   --              98,874
                                     ---------------        ----------

   Total deferred tax assets         $          --          $2,192,933
                                     ===============        ==========

      The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of $99,138.

      The Company's net operating loss carryforward amounted to $615,000 and $0 for the years ended December 31, 1996 and 1997, respectively.

                                  MODTECH, INC.

(8)   TRANSACTIONS WITH RELATED PARTIES

      SALES

      The Company sells modular classrooms to certain companies and partnerships, where shareholders and partners are either shareholders or an officer of the Company. The buildings are then leased to various school districts by the related companies and partnerships.

      The table below summarizes the classroom sales to related parties:

                                  1995               1996                1997
                               ----------         ----------         -----------
Sales                          $  600,228         $1,452,868         $2,942,313
Cost of goods sold                531,152          1,239,425          2,530,803
Gross profit percentage             11.51%             14.69%             13.99%
                               ==========         ==========         ==========


      The related party purchases modular relocatable classrooms from the Company, upon standard terms and at standard wholesale prices.

      Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 1996 and 1997 these amounts totaled $431,755 and $825,963, respectively. Additional amounts arising from these transactions are included in the following captions:

                                                   1996                1997
                                               -----------         -----------
Costs and estimated earnings in excess
   of billings on uncompleted contracts        $   417,780         $ 1,406,897
Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                       (12,572)            (65,405)
                                               ===========         ===========

      NOTE RECEIVABLE

      At December 31, 1996 and 1997, the Company had one note receivable from a related party partnership in the amount of $45,212. The partnership is composed of an officer and shareholders of the Company. The note bears interest at 10% and is payable upon demand. Unpaid interest related to this note, and two other related party notes with principal repayment in 1996, totaled $322,312 at December 31, 1996 and $226,671 at December 31,
      1997 and is included in due from affiliates. The Company has negotiated payment terms on the accrued interest and is receiving regular interest payments.

      OPERATING LEASES

      The Company leases various land at its manufacturing facilities. The present manufacturing facility leases are with the Company's Chairman and partnerships composed of an officer and shareholders. All related party leases require monthly payments which aggregate $37,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990.

      In 1994, due to declines in real estate values, the Company's Chairman and partnerships reduced the monthly lease rates for the manufacturing facilities to an aggregate of $37,000. The reduced rents will continue for as long as real estate values remain depressed.

                                  MODTECH, INC.

      Future minimum lease payments under these leases are discussed in note 14. Included in cost of sales is $435,000, $447,000 and $444,000 in rent expense paid to related parties for the years ended December 31, 1995, 1996, and 1997, respectively.

(9)   401(k) PLAN

      The Company has a tax deferred savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions, made on a 50% matching basis, are determined annually. The Company's contributions were $36,937, $53,031 and $77,016 in 1995, 1996, and 1997, respectively.

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

      Stock options outstanding under the 1989 Plan are summarized as follows:

                                          WEIGHTED
                                           AVERAGE
                          SHARES        EXERCISE PRICE
                         --------         ---------
December 31, 1994         400,000         $    1.92
   Granted                 45,000              2.125
   Terminated             (45,000)             3.00
                         --------         ---------

December 31, 1995         400,000              1.82
   Exercised             (114,500)             1.87
                         --------         ---------

December 31, 1996         285,500              1.82
   Terminated              (1,000)             1.50
   Exercised              (78,450)             2.12
                         --------         ---------

December 31, 1997         206,050         $    1.70
                         ========         =========


      As of December 31, 1997, 142,450 options are vested and exercisable at prices ranging from $.625 to $10.00 per share under the 1989 Plan. With respect to options issued pursuant to the Del-Tec acquisition, 50,000 options were exercised during 1997 and 75,000 options remained outstanding as of December 31, 1997.

                                  MODTECH, INC.

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

      Stock options outstanding at December 31, 1996, under the March 1994 Plan are summarized as follows:

                                          WEIGHTED
                                           AVERAGE
                          SHARES        EXERCISE PRICE
                         --------       --------------
December 31, 1994         200,000         $   1.22
   Exercised                 --               --
                         --------         --------
December 31, 1995         200,000             1.22
   Exercised              (15,000)            1.19
                         --------         --------
December 31, 1996         185,000             1.22
   Exercised              (15,900)            1.40
                         --------         --------
December 31, 1997         169,100         $   1.21
                         ========         ========

      As of December 31, 1997, 126,600 options are vested and exercisable at prices ranging from $1.19 to $1.50 per share under the March 1994 Plan.

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

      Stock options outstanding under the May 1994 Plan, are summarized as follows:

                                            WEIGHTED
                                            AVERAGE
                                            EXERCISE
                          SHARES            PRICE
                         --------         ------------
December 31, 1994         285,000         $   1.50
   Granted                 35,000             2.125
   Terminated             (35,000)            1.50
                         --------         ------------

December 31, 1995         285,000             1.60
   Granted                205,000             2.59
   Terminated             (37,500)            1.50
   Exercised              (12,500)            1.50
                         ========         ============

                                 MODTECH, INC.


December 31, 1996         440,000             2.06
   Granted                  7,500            19.50
   Exercised               (9,375)            3.86
                         --------         ------------
December 31, 1997         438,125         $   2.32
                         ========         ============

      As of December 31, 1997, 216,675 options are vested and exercisable at prices ranging from $1.50 to $4.50 per share under the May 1994 Plan.

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

      Stock options outstanding under the July 1996 Plan, are summarized as follows:

                                          WEIGHTED
                                          AVERAGE
                          SHARES       EXERCISE PRICE
                         --------      --------------
December 31, 1995            --        $     --
   Granted                110,000           4.50
                         --------      --------------

December 31, 1996         110,000           4.50
   Granted                263,333           8.75
   Terminated              (4,202)         12.62
   Exercised              (16,798)          4.89
                         --------      --------------

December 31, 1997         352,333      $    7.56
                         ========      ==============

      As of December 31, 1997, 81,500 options are vested and exercisable at prices ranging from $4.50 to $12.62 per share under the July 1996 Plan.

      All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

      The per share weighted-average fair value of stock options granted during 1996 and 1997 was $1.94 and $9.05, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 1995 - expected dividend yield 0%, risk-free interest rate of 7.80%, volatility factor of 72.66%, and expected life of four years; 1996 - expected dividend yield 0%, risk-free interest rate of 7.80%, volatility factor of 72.66%, and an expected life of four years; 1997 - expected dividend yield 0%, risk-free interest rate of 7.80%, volatility factor of 73.06%, and an expected life of four years. The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the

                                  MODTECH, INC.

      Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                 1995                1996                 1997
                             -----------        -------------        --------------
Net Income
    As Reported              $   964,799        $   4,269,032        $   13,008,285
    Pro Forma                    862,133            3,657,659            12,044,970
                             ===========        =============        ==============
Basic earnings per
   share
    As Reported              $      0.25        $        0.77        $         1.47
    Pro forma                       0.27                 0.67                  1.36
                             ===========        =============        ==============
Fully diluted
   earnings per share
    As Reported              $      0.14        $        0.47       $          1.31
    Pro Forma                       0.13                 0.40                  1.22
                             ===========        =============        ==============

      Pro forma net income reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

(11)  5% CONVERTIBLE PREFERRED STOCK

      In May of 1994, in a private transaction without registration under the Securities Act, the Company sold 2,850,000 shares of Series A 5% Convertible Preferred Stock. The Preferred Stock was sold at
      $1.00 per share resulting in proceeds before costs and expenses of $2,850,000. All of the Series A 5% Convertible Preferred Stock was converted into Common Stock during 1996. In connection with this private placement of the Series A 5% Preferred Stock, the shareholders were granted warrants to purchase an aggregate of 1,385,000 shares of common stock at $1.50 (subject to adjustment in certain events), as well as warrants to purchase an aggregate of 1,375,000 additional shares at $2.00 per share (subject to adjustments in certain events). All warrants were either exercised or expired during 1996. Dividends in the amount of $166,320 and $47,500 were declared for the years ended December 31, 1995 and 1996, respectively.

(12)  MAJOR CUSTOMER

      The Company had sales to two major customers which represented the following percentage of net sales:

                                          1995         1996         1997
                                       ---------     ---------    --------
          Customer A                       9%           13%           4%
          Customer B                       0%            4%          11%
                                       ========      ========     ========

                                  MODTECH, INC.

(13)  SUPPLEMENTAL CASH FLOW DISCLOSURES

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                         1995             1996               1997
                                      ----------        ----------        ----------
Cash paid during the year for:
   Interest                           $  248,443        $  470,248        $1,058,256
                                      ==========        ==========        ==========
   Income taxes                       $     --          $   24,320        $8,400,000
                                      ==========        ==========        ==========

      SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

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

(14)  COMMITMENTS AND CONTINGENCIES

      LAND LEASES

      The Company has entered into agreements to lease land at its manufacturing facilities in Perris and Lathrop, California. Minimum lease payments under these noncancelable operating leases for the next five years and thereafter are as follows:

               Year ending December 31:
                  1998                     $   569,000
                  1999                         515,000
                  2000                         513,000
                  2001                         444,000
                  2002                         444,000
                  Thereafter                 6,002,000
                                           -----------

                                           $ 8,487,000
                                           ===========

      Of the $8,487,000 in future rental payments, substantially all is to related parties (note 8). Rent expense for the years ended December 31, 1995, 1996 and 1997 was $435,000, $447,000 and $522,000, respectively.

      The manufacturing facility in Patterson, California was purchased in January 1998 (note 18), and is not included above.

                                  MODTECH, INC.

(15)  SECONDARY STOCK OFFERING

      In November 1997 the Company sold 1,000,000 shares of common stock at $20 per share. The net proceeds to the Company were $18,600,000, after the deduction of underwriting discounts, commissions and offering expenses paid by the Company.

      The Company used a portion of the proceeds to repay amounts outstanding under the Company's $20,000,000 revolving loan agreement with a bank (note
      5). The remaining net proceeds are expected to be used as additions to working capital.

(16)  WARRANTY

      The Company provides a one year warranty relating to the workmanship on their modular units. To date, warranty costs incurred on completed contracts have been immaterial.

(17)  PENDING CLAIMS AND LITIGATION

      In the normal course of business, the Company has been named in several claims and lawsuits arising out of the failure to pay subcontractors or for alleged breach of assigned security. In the opinion of management, the outcome of the claims will not have a material effect on the Company's financial position or results of operations.

(18)  SUBSEQUENT EVENTS

      The manufacturing facility in Patterson, California was leased from Miller Structures, Inc. from October 1996 through December 1997. The lease payments are included in rent expense. The Company purchased the facility in January 1998.

      On March 2, 1998, the Company announced that it had signed an agreement to purchase a majority interest in Trac Modular Manufacturing, Inc (Trac). Trac is based in Glendale, Arizona. Subsequent to the completion of due diligence, the transaction closed on March 20, 1998.

                                   Schedule II

                                  MODTECH, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1996, and 1997

                                        BALANCE AT
                                         BEGINNING           CHARGED                            BALANCE AT
            DESCRIPTION                   OF YEAR           TO EXPENSE         DEDUCTIONS       END OF YEAR
------------------------------------   --------------     --------------       ----------     ---------------
Allowance for contract adjustments:

Year ended December 31, 1995              $425,390        $          --          $(17,300)        $408,090
                                          ========        ===============        ========         ========
Year ended December 31, 1996              $408,090        $         5,866        $   (583)        $413,373
                                          ========        ===============        ========         ========
Year ended December 31, 1997              $413,373        $          --          $ (3,254)        $410,119
                                          ========        ===============        ========         ========

                                 EXHIBIT INDEX

    27    Financial Data Schedule