Form 10-Q
period 1998-03-31
MODTECH INC
filed 1998-05-15
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 12 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1998

Commission File Number 000 - 18680



                                  MODTECH, INC.
--------------------------------------------------------------------------------


          California                                     33 - 0044888
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)

2830 Barrett Avenue, Perris,  CA                             92572
-------------------------------                            ---------
(Address of principal executive                            (Zip Code
          office)

Registrant's telephone number:                          (909) 943 - 4014


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



                                                                  Yes [X] No [ ]


As of March 31, 1998, there were 9,856,169 of the Registrant's Common Stock outstanding.

                                  MODTECH, INC.


                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 1998


                PART I. STATEMENT REGARDING FINANCIAL INFORMATION


        The financial statements included herein have been prepared by MODTECH, INC. (The "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

                                  MODTECH, INC.

                            Condensed Balance Sheets

                                   (Unaudited)


                                                                  December 31,          March 31,
                                                                      1997                1998
                                                                  ------------         ------------
                                                                    Audited              Unaudited
                                                                  ------------         ------------
                          Assets

Current assets
   Cash                                                           $ 11,629,000         $ 20,576,000
   Contracts receivable, net, including costs in excess
     of billings of $16,021,000 and $20,486,000 in 1997             37,531,000           37,281,000
     and 1998, respectively
   Inventories                                                       3,932,000            1,458,000
   Due from affiliates                                               1,098,000            2,203,000
   Deferred tax asset                                                2,094,000            2,094,000
   Other current assets                                                310,000              248,000
                                                                  ------------         ------------

         Total current assets                                       56,594,000           63,860,000
                                                                  ------------         ------------

Property and equipment, net                                         11,229,000           11,866,000

Other Assets
   Investment in subsidiary                                                 --              750,000
   Advances to subsidiary                                                   --              250,000
   Deferred tax asset                                                   99,000               99,000
   Other assets                                                        298,000              244,000
                                                                  ------------         ------------

                                                                  $ 68,220,000         $ 77,069,000
                                                                  ============         ============



           Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                       $ 11,763,000         $ 15,252,000
   Billings in excess of costs                                       6,997,000            9,019,000
   Current portion of long-term debt                                 1,417,000              885,000
                                                                  ------------         ------------

         Total current liabilities                                  20,177,000           25,156,000

Stockholders Equity
  Common stock, shares authorized, $.01 par.  Authorized
   20,000,000 shares; issued and outstanding 9,819,959
   and 9,856,169 in 1997 and 1998, respectively                         98,000               99,000
   Additional paid-in capital                                       39,331,000           39,352,000
   Retained earnings                                                 8,614,000           12,462,000
                                                                  ------------         ------------

         Total shareholders' equity                                 48,043,000           51,913,000
                                                                  ------------         ------------

                                                                  $ 68,220,000         $ 77,069,000
                                                                  ============         ============

   The accompanying notes are an integral part of these financial statements.

                                  MODTECH, INC.

                         Condensed Statements of Income

                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                       -----------------------------------
                                                           1997                  1998
                                                       ------------           ------------
Net sales                                              $ 25,813,000           $ 33,394,000
Cost of goods sold                                       21,437,000             26,342,000
                                                       ------------           ------------

         Gross profit                                     4,376,000              7,052,000

Selling, general, and administrative expenses             1,038,000              1,107,000
                                                       ------------           ------------

         Income from operations                           3,338,000              5,945,000
                                                       ------------           ------------

Other income (expense):
   Interest income (expense), net                          (219,000)               206,000
   Other - net                                               16,000                  6,000
                                                       ------------           ------------
                                                           (203,000)               212,000
                                                       ------------           ------------

         Income before income taxes                       3,135,000              6,157,000

Income taxes                                             (1,223,000)            (2,309,000)
                                                       ------------           ------------


         Net income                                    $  1,912,000           $  3,848,000
                                                       ============           ============

Basic earnings per share                               $       0.22           $       0.39
                                                       ============           ============

Weighted-average shares outstanding                       8,670,000              9,856,000
                                                       ============           ============

Diluted earnings per share                             $       0.20           $       0.34
                                                       ============           ============

Weighted-average shares outstanding                       9,350,000             11,200,000
                                                       ============           ============


   The accompanying notes are an integral part of these financial statements

                         MODTECH, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                                         Three Months Ended
                                                                             March 31,
                                                                 -----------------------------------
                                                                      1997                  1998
                                                                 ------------           ------------
Cash flows from operating activities:
   Net income                                                    $  1,912,000           $  3,848,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                  128,000                285,000
       (Increase) decrease in operating assets and
        liabilities:
        Contracts receivable                                       (8,055,000)               250,000
        Inventories                                                (2,062,000)             2,474,000
        Due from affiliates                                           (21,000)            (1,355,000)
        Other assets                                                   11,000                116,000
        Deferred tax asset                                                 --                     --
        Accounts payable and accrued liabilities                    2,349,000              3,489,000
        Billings in excess of costs                                 3,041,000              2,022,000
                                                                 ------------           ------------

               Net cash provided by (used in) operating            (2,697,000)            11,129,000
                 activities
                                                                 ------------           ------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                     12,000                     --
   Purchase of property and equipment                                (483,000)              (922,000)
   Investment in subsidiary                                                --               (750,000)
                                                                 ------------           ------------
               Net cash used in investing activities                 (471,000)            (1,672,000)
                                                                 ------------           ------------

Cash flows from financing activities:
   Net principal borrowings (payments) under revolving              3,772,000                (42,000)
     credit lines
   Principal payments on long-term debt                              (100,000)              (490,000)
   Conversion of stock options                                         57,000                 22,000
                                                                 ------------           ------------
Net cash provided by (used in) financing activities                 3,729,000               (510,000)
                                                                 ------------           ------------

Net increase in cash                                                  561,000              8,947,000

Cash at beginning of period                                           405,000             11,629,000
                                                                 ------------           ------------

Cash at end of period                                            $    966,000           $ 20,576,000
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements

                                  MODTECH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998


1) Management Opinion

     In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.



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



3) Earnings Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike Primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirement.

       Item 2. Management's Discussion and Analysis of Financial Condition

                            and Results of Operations


Results of Operations

     The following table sets forth certain items in the Condensed Statements of Income as a percent of net sales.


                                                  Percent of Net Sales
                                                   Three Months Ended
                                                        March 31,
                                                 1997             1998
                                             ------------     ------------
Net sales                                           100.0%           100.0%

Gross profit                                         16.9             21.1

Selling, general and administrative                   4.0              3.3

Income from operations                               12.9             17.8

Interest income (expense), net                       (0.8)             0.6

Income before taxes on income                        12.1             18.4


Net sales for the three months ended March 31, 1998, increased by $7,581,000 or 29.4%. The increase in revenue is attributable to the growth in the school population and the Class Size Reduction program.

Gross profit as a percentage of net sales for the three months ended March 31, 1998 increased to 21.1% from 16.9% for the same period in 1997. The increase was due principally to the utilization of the manufacturing facilities and the realization of manufacturing efficiencies.

Selling, general and administrative expenses increased for the three months ended March 31, 1998 by $69,000, an increase of 6.6%. The increase is primarily due to the increase in sales expense as well as the increase in the number of employees. In addition, as a percentage of sales, selling, general, and administrative expenses decreased from 4.0% in the first three months of 1997 to 3.3% in 1998.

Due to a higher cash balance and reduced line of credit borrowing, the first three months of 1998 reflects net interest income of $206,000 compared to net interest expense of $219,000 for the same period in 1997, a favorable increase of $425,000 or 194.6%.

On March 20, 1998, the Company purchased an 80% interest in Trac Modular Manufacturing, Inc (Trac). The purchase price approximated the fair value of net assets on the purchase date. Trac is based in Glendale, Arizona. The financial activity for this subsidiary has not been included in the Company's financial statements for the quarter, due to the minimal number of business days remaining between the purchase date and the end of the first quarter. Trac will be consolidated with Modtech, Inc. on a go forward basis, beginning on April 1, 1998.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At March 31, 1998, the Company had $20,576,000 in cash. During the three months ended March 31, 1998, the Company provided cash from operating activities of $11,379,000.

The Company has a revolving loan commitment that will expire September 1998. The Company is entitled to borrow, from time to time up to $20,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On March 31, 1998, no amounts were outstanding under this loan.

During the quarter an officer of the Company exercised 35,000 options for a total of $22,000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined the adoption of SFAS 130 has not had a material impact on the Company's combined financial statement or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

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


                                                      Modtech, Inc.



Date: May 14, 1998                                by: /s/ Michael G. Rhodes
     -------------------                             ----------------------
                                                       Michael G. Rhodes
                                                     Chief Financial Officer

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


Item 3.     Defaults upon Senior Securities
            None


Item 4.     Submission of Matters to a Vote of Security Holders
            None


Item 5.     Other Information
            None


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  27 Financial Data Schedule
            (b)   Reports on From 8-K
                  None