Form 10-Q
period 1998-06-30
MODTECH INC
filed 1998-08-14
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 12 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1998

Commission File Number 000 - 18680



                                  MODTECH, INC.
--------------------------------------------------------------------------------

California                                        33 - 0044888
---------------------------------                 ------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of Incorporation or organization)                 Identification No.)


2830 Barrett Avenue, Perris, CA                   92572
---------------------------------                 ------------------------------
(Address of principal executive office)           (Zip Code


Registrant's telephone number:                    (909) 943 - 4014



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


As of June 30, 1998, there were 9,856,169 of the Registrant's Common Stock outstanding.

                                  MODTECH, INC.



                                    FORM 10-Q



                       FOR THE QUARTER ENDED JUNE 30, 1998



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

                                  MODTECH, INC.

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                                                 December 31,        June 30,
                                                                     1997              1998
------------------------------------------------------------------------------------------------
                                                                    Audited          Unaudited
------------------------------------------------------------------------------------------------
                                     Assets

Current assets
   Cash                                                           $11,629,000        $25,426,000
   Contracts receivable, net, including costs in excess of
     billings of $16,021,000 and $16,818,000 in 1997 and           37,531,000         40,825,000
     1998, respectively
   Inventories                                                      3,932,000          1,959,000
   Due from affiliates                                              1,098,000            504,000
   Deferred tax asset                                               2,094,000          2,094,000
   Other current assets                                               310,000            228,000
                                                                  -----------        -----------

         Total current assets                                      56,594,000         71,036,000
                                                                  -----------        -----------

Property and equipment, net                                        11,229,000         12,266,000

Other Assets
   Deferred tax asset                                                  99,000             99,000
   Other assets                                                       298,000            135,000
                                                                  -----------        -----------

                                                                  $68,220,000        $83,536,000
                                                                  ===========        ===========


                      Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                       $11,763,000        $17,094,000
   Billings in excess of costs                                      6,997,000          9,469,000
   Current portion of long-term debt                                1,417,000                 --
                                                                  -----------        -----------

         Total current liabilities                                 20,177,000         26,563,000

Stockholders Equity
  Common stock, shares authorized, $.01 par.  Authorized
   20,000,000 shares; issued and outstanding 9,820,000
   and 9,856,000 in 1997 and 1998, respectively                        98,000            100,000
   Additional paid-in capital                                      39,331,000         39,531,000
   Retained earnings                                                8,614,000         17,342,000
                                                                  -----------        -----------

         Total shareholders' equity                                48,043,000         56,973,000
                                                                  -----------        -----------

                                                                  $68,220,000        $83,536,000
                                                                  ===========        ===========


 The accompanying notes are an integral part of these financial statements.

                                  MODTECH, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                       Three Months Ended                   Six Months Ended
                                           June 30,                              June 30,
                                    1997               1998               1997              1998
-----------------------------------------------------------------------------------------------------

Net sales                       $ 33,093,000       $ 42,482,000       $ 58,906,000       $ 75,876,000
Cost of goods sold                26,251,000         32,333,000         47,688,000         58,675,000
                                ------------       ------------       ------------       ------------

         Gross profit              6,842,000         10,149,000         11,218,000         17,201,000

Selling, general, and
   administrative expenses         1,144,000          1,634,000          2,182,000          2,741,000
                                ------------       ------------       ------------       ------------

         Income from
           operations              5,698,000          8,515,000          9,036,000         14,460,000
                                ------------       ------------       ------------       ------------

Other income (expense):
   Interest income
     (expense), net                 (330,000)           183,000           (549,000)           389,000
   Other - net                        48,000              8,000             64,000             15,000
                                ------------       ------------       ------------       ------------
                                    (282,000)           191,000           (485,000)           404,000
                                ------------       ------------       ------------       ------------

         Income before
           income taxes            5,416,000          8,706,000          8,551,000         14,864,000

Income taxes                      (2,133,000)        (3,339,000)        (3,356,000)        (5,649,000)
                                ------------       ------------       ------------       ------------


         Net income             $  3,283,000          5,367,000          5,195,000       $  9,215,000
                                ============       ============       ============       ============

Basic earnings per share        $       0.38               0.54               0.60       $       0.93
                                ============       ============       ============       ============

Weighted-average shares
   outstanding                     8,670,000          9,856,000          8,670,000          9,856,000
                                ============       ============       ============       ============

Diluted earnings per share      $       0.35               0.49               0.55       $       0.83
                                ============       ============       ============       ============

Weighted-average shares
   outstanding                     9,370,000         11,000,000          9,370,000         11,100,000
                                ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements

                         MODTECH, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 1997               1998
--------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                $  5,195,000       $  9,215,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              472,000            570,000
       (Increase) decrease in operating assets and
        liabilities:
        Contracts receivable                                  (18,192,000)        (3,294,000)
        Inventories                                            (3,685,000)         1,973,000
        Due from affiliates                                      (132,000)           594,000
        Other assets                                              (27,000)           245,000
        Deferred tax asset                                             --                 --
        Accounts payable and accrued liabilities                6,093,000          5,331,000
        Billings in excess of costs                             5,703,000          2,472,000
                                                             ------------       ------------

               Net cash provided by (used in) operating
                 activities                                    (4,573,000)        17,106,000
                                                             ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                 12,000                 --
   Purchase of property and equipment                            (508,000)        (1,607,000)
                                                             ------------       ------------
               Net cash used in investing activities             (496,000)        (1,607,000)
                                                             ------------       ------------

Cash flows from financing activities:
   Net principal borrowings (payments) under revolving
     credit lines                                               7,288,000                 --
   Principal payments on long-term debt                                --         (1,417,000)
   Investment in affiliate                                             --           (307,000)
   Conversion of stock options                                     79,000             22,000
                                                             ------------       ------------
Net cash provided by (used in) financing activities             7,367,000         (1,702,000)
                                                             ------------       ------------

Net increase in cash                                            2,298,000         13,797,000

Cash at beginning of period                                       405,000         11,629,000
                                                             ------------       ------------

Cash at end of period                                        $  2,703,000       $ 25,426,000
                                                             ============       ============


   The accompanying notes are an integral part of these financial statements

                                  MODTECH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998


1) Management Opinion

     In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward - looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward - looking statements.


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


Results of Operations

     The following table sets forth certain items in the Condensed Statements of Income as a percent of net sales.

                                          Percent of Net Sales             Percent of Net Sales
                                          --------------------             --------------------
                                           Three Months Ended                Six Months Ended

                                                 June 30,                         June 30,
                                            1997          1998               1997           1998
                                      --------------------------------------------------------------
   Net sales                               100.0%         100.0%            100.0%          100.0%

   Gross profit                             20.7           23.9              19.0            22.7

   Selling, general and                      3.5            3.9               3.7             3.6
     administrative

   Income from operations                   17.2           20.0              15.3            19.1

   Interest income (expense), net           (1.0)           0.4              (0.9)            0.5

   Income before taxes on income            16.4           20.5              14.5            19.6


Net sales for the three and six months ended June 30, 1998, increased by $9,389,000 or 28.4% and $16,970,000 or 28.8%. The increase in revenue is attributable to the growth in the school population, the Class Size Reduction program and a diversification of our product line.

Gross profit as a percentage of net sales for the three and six months ended June 30, 1998 increased to 23.9% and 22.7% from 20.7% and 19.0% for the same period in 1997. The increase was due principally to the utilization of the manufacturing facilities and the realization of manufacturing efficiencies.

Selling, general and administrative expenses increased for the three and six months ended June 30, 1998 by $490,000 and $559,000, an increase of 42.8% and 25.6%. The increase is primarily due to the increase in sales expense as well as the increase in the number of employees. As a percentage of sales, selling, general, and administrative expenses for the three and six months ended June 30, are 3.9% and 3.6% for 1998. The percentages were 3.5% and 3.7% for the same period in 1997.

Due to a higher cash balance and reduced line of credit borrowing, the six months ended June 30, 1998 reflects net interest income of $389,000 compared to net interest expense of $549,000 for the same period in 1997, a favorable increase of $938,000 or 170.9%.

On March 20, 1998, the Company purchased an 80% interest in Trac Modular Manufacturing, Inc (Trac). The purchase price approximated the fair value of net assets on the purchase date. Trac is based in Glendale, Arizona. The financial activity for this subsidiary has been included in the Company's financial statements for the second quarter of 1998.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At June 30, 1998, the Company had $25,426,000 in cash. During the six months ended June 30, 1998, the Company provided cash in it's operating activities.

The Company has a revolving loan commitment that will expire September 1998. The Company is entitled to borrow, from time to time up to $20,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On June 30, 1998, no amounts were outstanding under this loan.

During March, 1998, an officer of the Company exercised 35,000 options for a total of $22,000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined the adoption of SFAS 130 will not have a material impact on the Company's combined financial statement or results of operations.

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

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. SFAS 132, requiring only additional information disclosures, is effective for the Company's fiscal year ending December 31, 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Application of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.


YEAR 2000

Many computer programs use only the last two digits of a year to store or process dates. This is the case with the accounting program used by the Company. As a result, the programs may treat dates after 1999 as earlier than dates before 2000. This could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company is in the process of correcting this defect in the Company's program, and the Company expects the defect with be corrected without material cost before the year 2000. The Company's customers, suppliers and service providers may use computer programs with similar defects which, to the extent not corrected, could adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.

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





                                        Modtech, Inc.



Date: August 13, 1998                   by: /S/ Michael G. Rhodes
     ----------------------                 ----------------------
                                            Michael G. Rhodes
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule