Form 10-Q
period 1998-09-30
MODTECH INC
filed 1998-11-13
CIK 864601

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For quarter ended September 30, 1998

                      Commission File Number 000 - 18680



                                  MODTECH, INC.
--------------------------------------------------------------------------------


             California                                     33-0044888
--------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    Incorporation or organization)                       Identification No.)



   2830 Barrett Avenue, Perris, CA                             92572
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code


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

As of September 30, 1998, there were 9,871,409 of the Registrant's Common Stock outstanding.

                                  MODTECH, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                  MODTECH, INC.

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)


                                                                  December 31,     September 30,
                                                                     1997               1998
-------------------------------------------------------------------------------------------------
                                                                   Audited           Unaudited
-------------------------------------------------------------------------------------------------
                                     Assets

Current assets
   Cash                                                           $11,629,000        $30,450,000
   Contracts receivable, net, including costs in excess of
     billings of $16,021,000 and $13,738,000 in 1997 and           37,531,000         33,565,000
     1998, respectively
   Inventories                                                      3,932,000          2,828,000
   Due from affiliates                                              1,098,000            694,000
   Deferred tax asset                                               2,094,000          2,094,000
   Other current assets                                               310,000            402,000
                                                                  -----------        -----------
         Total current assets                                      56,594,000         70,033,000
                                                                  -----------        -----------

Property and equipment, net                                        11,229,000         12,221,000

Other Assets
   Deferred tax asset                                                  99,000             99,000
   Other assets                                                       298,000            134,000
                                                                  -----------        -----------
                                                                  $68,220,000        $82,487,000
                                                                  ===========        ===========

           Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                       $11,763,000        $13,834,000
   Billings in excess of costs                                      6,997,000          6,402,000
   Current portion of long-term debt                                1,417,000                 --
                                                                  -----------        -----------
         Total current liabilities                                 20,177,000         20,236,000

Stockholders Equity
  Common stock, shares authorized, $.01 par.  Authorized
   20,000,000 shares; issued and outstanding 9,856,000
   and 9,871,000 in 1997 and 1998, respectively                        98,000            100,000
   Additional paid-in capital                                      39,331,000         39,573,000
   Retained earnings                                                8,614,000         22,578,000
                                                                  -----------        -----------
         Total shareholders' equity                                48,043,000         62,251,000
                                                                  -----------        -----------
                                                                  $68,220,000        $82,487,000
                                                                  ===========        ===========


The accompanying notes are an integral part of these financial statements.

                                  MODTECH, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                Three Months Ended                    Nine Months Ended
                                                  September 30,                         September 30,
--------------------------------------------------------------------------------------------------------------
                                             1997               1998               1997              1998
--------------------------------------------------------------------------------------------------------------
Net sales                               $  39,805,000      $  37,243,000      $  98,711,000      $ 113,119,000
Cost of goods sold                         31,235,000         28,408,000         78,923,000         87,083,000
                                        -------------      -------------      -------------      -------------

         Gross profit                       8,570,000          8,835,000         19,788,000         26,036,000

Selling, general, and
   administrative expenses                  1,362,000          1,102,000          3,544,000          3,843,000
                                        -------------      -------------      -------------      -------------

         Income from operations             7,208,000          7,733,000         16,244,000         22,193,000
                                        -------------      -------------      -------------      -------------

Other income (expense):
   Interest income (expense), net            (274,000)           305,000           (823,000)           694,000
   Other - net                                  8,000              3,000             72,000             18,000
                                        -------------      -------------      -------------      -------------
                                             (266,000)           308,000           (751,000)           712,000
                                        -------------      -------------      -------------      -------------
         Income before income taxes         6,942,000          8,041,000         15,493,000         22,905,000

Income taxes                               (2,456,000)        (2,862,000)        (5,812,000)        (8,511,000)
                                        -------------      -------------      -------------      -------------
         Net income                     $   4,486,000      $   5,179,000      $   9,681,000      $  14,394,000
                                        =============      =============      =============      =============
Basic earnings per share                $        0.47      $        0.52      $        1.01      $        1.46
                                        =============      =============      =============      =============
Weighted-average shares outstanding         9,611,000          9,871,000          9,611,000          9,871,000
                                        =============      =============      =============      =============
Diluted earnings per share              $        0.47      $        0.48      $        1.00      $        1.33
                                        =============      =============      =============      =============
Weighted-average shares outstanding         9,647,000         10,800,000          9,647,000         11,000,000
                                        =============      =============      =============      =============

The accompanying notes are an integral part of these financial statements

                         MODTECH, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
-------------------------------------------------------------------------------------------
                                                                1997             1998
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                               $  9,681,000      $ 14,394,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                             866,000           890,000
       (Increase) decrease in operating assets and
        liabilities:
        Contracts receivable                                 (21,779,000)        3,966,000
        Inventories                                           (1,394,000)        1,104,000
        Due from affiliates                                     (490,000)          404,000
        Other assets                                             (35,000)           72,000
        Deferred tax asset                                            --                --
        Accounts payable and accrued liabilities               3,255,000         2,071,000
        Billings in excess of costs                            4,827,000          (595,000)
                                                            ------------      ------------
               Net cash provided by (used in) operating
                 activities                                   (5,069,000)       22,306,000
                                                            ------------      ------------
Cash flows from investing activities:
   Proceeds from sale of equipment                                    --                --
   Purchase of property and equipment                           (981,000)       (1,882,000)
                                                            ------------      ------------
               Net cash used in investing activities            (981,000)       (1,882,000)
                                                            ------------      ------------

Cash flows from financing activities:
   Net principal borrowings (payments) under revolving
     credit lines                                              6,064,000                --
   Principal payments on long-term debt                               --        (1,417,000)
   Investment in affiliate                                            --          (250,000)
   Conversion of stock options                                    96,000            64,000
                                                            ------------      ------------
Net cash provided by (used in) financing activities            6,160,000        (1,603,000)
                                                            ------------      ------------
Net increase in cash                                             110,000        18,821,000

Cash at beginning of period                                      405,000        11,629,000
                                                            ------------      ------------
Cash at end of period                                       $    515,000      $ 30,450,000
                                                            ============      ============

The accompanying notes are an integral part of these financial statements

                                  MODTECH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998

(1)  Management Opinion

     In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(2)  Taxes on Income

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

(3)  Earnings Per Share

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

                                           Percent of Net Sales              Percent of Net Sales
                                            Three Months Ended                Nine Months Ended
                                               September 30,                    September 30,
                                           --------------------             ---------------------
                                            1997          1998               1997           1998
                                           --------------------             ---------------------
   Net sales                               100.0%         100.0%            100.0%          100.0%

   Gross profit                             21.5           23.7              20.0            23.0

   Selling, general and administrative       3.4            3.0               3.6             3.4

   Income from operations                   18.1           20.8              16.5            19.6

   Interest income (expense), net           (0.7)           0.8              (0.8)            0.6

   Income before taxes on income            17.4           21.6              15.7            20.2

Net sales decreased by $2,562,000 or 6.4% for the three months and increased by $14,408,000 or 14.6% for the nine months ended September 30, 1998. The overall increase in revenue is attributable to the growth in the school population, the Class Size Reduction program and a diversification of our product line. The three month decrease was primarily due to the delay by the California Legistrature in the adoption of the California state fiscal budget for 1998/1999.

Gross profit as a percentage of net sales for the three and nine months ended September 30, 1998 increased to 23.7% and 23.0% from 21.5% and 20.0% for the same period in 1997. The increase was due principally to the utilization of the manufacturing facilities and the realization of manufacturing efficiencies and product mix.

Selling, general and administrative expenses decreased for the three months ended September 30, 1998 by $260,000 and increased for the nine months ended September 30, 1998 by $299,000, a change of 19.1% and 8.4% respectively. The increase is primarily due to the increase in sales expense as well as the increase in the number of employees. As a percentage of sales, selling, general, and administrative expenses for the three and nine months ended September 30, are 3.0% and 3.4% for 1998. The percentages were 3.4% and 3.6% for the same period in 1997.

Due to a higher cash balance and reduced line of credit borrowing, the nine months ended September 30, 1998 reflects net interest income of $712,000 compared to net interest expense of $751,000 for the same period in 1997, a favorable increase of $1,463,000 or 194.8%.

On March 20, 1998, the Company purchased an 80% interest in Trac Modular Manufacturing, Inc (Trac). The purchase price approximated the fair value of net assets on the purchase date. Trac is based in Glendale, Arizona. The financial activity for this subsidiary has been included in the Company's financial statements for the second and third quarter of 1998.

Modtech, Inc. has announced that it has entered into a definitive agreement to purchase 100% of the equity of SPI Manufacturing, Inc. ("SPI"), a provately held company. SPI is a leading designer, manufacturer and wholesaler of commercial and light industrial modular buildings. The transaction is scheduled to close in December 1998 and is subject to shareholder and regulatory approval.

The acquisition will be structured as a merger transaction whereby each of Modtech, Inc. and SPI will become wholly owned subsidiaries of a newly formed public holding company, Modtech Holdings. Modtech holdings will acquire SPI for consideration consisting of approximately $8 million in cash and approximately 5 million shares of holding company common stock. Modtech Holdings will also refinance approximately $32 million of SPI debt. The merger agreement also provides that Modtech, Inc. shareholders will receive approximately $3.66 per share (in the aggregate, approximately $40 million) and that all of the outstanding Modtech, Inc. shares will be converted into Modtech Holdings common stock (approximately 10 million shares) at an effective ratio of approximately 1 Modtech, Inc. share to 0.85 shares of Modtech Holdings. Modtech Holdings shares will be traded on NASDAQ in replacement of the existing Modtech, Inc. shares.

SPI had pro forma consolidated net sales of approximately $80 million for the fiscal year ended March 31, 1998, which include the results of its California operations, the Texas operation which was acquired in February 1998 and the Arizona operation which was acquired in April 1998.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At September 30, 1998, the Company had $30,450,000 in cash. During the nine months ended September 30, 1998, the Company provided cash in it's operating activities.

The Company has a revolving loan commitment that will expire in the year 2000. The Company is entitled to borrow, from time to time up to $20,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On September 30, 1998, no amounts were outstanding under this loan.

During the three and nine months ended September 30, 1998,certain directors, officers or employees exercised 14,575 and 49,575 common stock options for a total of $41,688 and $63,738, respectively.

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

YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company.

The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company had not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties'

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            None


Item 2.     Changes in Securities

            None


Item 3.     Defaults upon Senior Securities

            None


Item 4.     Submission of Matters to a Vote of Security Holders

            None


Item 5.     Other Information

            None


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27 --  Financial Data Schedule

            (b)   Reports on From 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Modtech, Inc.



Date: November 13, 1998                           By: /s/ MICHAEL G. RHODES
      -----------------                               --------------------------
                                                      Michael G. Rhodes
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  27              Financial Data Schedule