Form 10-K/A
MODTECH INC
filed 1999-01-08
CIK 864601

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended   DECEMBER 31, 1997
                              --------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _________________ to _______________

    Commission File No. 000-18680


                                  MODTECH, INC.
                (Name of registrant as specified in its charter)



          CALIFORNIA                                          33-0044888
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)



                 2830 Barrett Avenue, Perris, California 92572
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (909) 943-4014


       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

        Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates as of March 27, 1998, was $98,036,818. As of March 27, 1998, shares entitled to cast an aggregate of 9,856,169 votes were outstanding, including 9,856,169 shares of registrant's Common Stock.


        The documents incorporated by reference into this Form 10-K and the Parts hereof into which said documents are incorporated are: The information required by Part IV of Form 10-K is incorporated herein by reference to registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered hereby.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report:

             3. Exhibits.

               Exhibit
               Number                   Name of Exhibit
               -------                  ---------------

                 3.1*     Articles of Incorporation

                 3.2*     Bylaws


                10.3*     Employment Agreement between the Company and Evan M.
                          Gruber.

                10.10* Industrial Development Bond agreements (to be filed by amendment)

                10.12* Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

                10.13* Lease between the Company and Gerald Bashaw, relating to the Morgan Street Property in Perris, California.

                10.14* Lease between the Company and BMG, relating to the property in Lathrop, California

                10.15* Form of Indemnity Agreement between the Company and its executive officers and directors.

---------------
 * Incorporated by reference from the Registration Statement on Form S-1 filed with the Commission on June 5, 1990 as Registration Number 33-35239.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 4, 1999.

                                     MODTECH, INC., a California corporation


                                     By: /s/ Evan M. Gruber
                                         ---------------------------------------
                                         Evan M. Gruber, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                              Title                            Date
            ---------                              -----                            ----
/s/ Gerald B. Bashaw                    Director, Chairman of the Board        January 4, 1999
----------------------------------
Gerald B. Bashaw


/s/ Robert W. Campbell                  Director                               January 4, 1999
----------------------------------
Robert W. Campbell


/s/ Daniel J. Donahoe                   Director                               January 4, 1999
----------------------------------
Daniel J. Donahoe


/s/ James D. Goldenetz                  Director                               January 4, 1999
----------------------------------
James D. Goldenetz


/s/ Evan M. Gruber                      Director, Chief Executive Officer      January 4, 1999
----------------------------------
Evan M. Gruber


/s/ Charles C. McGettigan               Director                               January 4, 1999
----------------------------------
Charles C. McGettigan


/s/ Myron A. Wick III                   Director                               January 4, 1999
----------------------------------
Myron A. Wick III