Form 10-K/A
period 1997-12-31
MODTECH INC
filed 1999-01-11
CIK 864601

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-K/A-2


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report:

             3. Exhibits.

               Exhibit
               Number                   Name of Exhibit
               -------                  ---------------

                 3.1*     Articles of Incorporation

                 3.2*     Bylaws


                10.1**    Modtech, Inc.'s 1996 Stock Option Plan


                10.3*     Employment Agreement between the Company and Evan M.
                          Gruber.


                10.5***   Amendment to Loan and Security Agreement

                10.10*    Industrial Development Bond agreements


                10.12* Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

                10.13* Lease between the Company and Gerald Bashaw, relating to the Morgan Street Property in Perris, California.

                10.14* Lease between the Company and BMG, relating to the property in Lathrop, California

                10.15* Form of Indemnity Agreement between the Company and its executive officers and directors.
---------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on June 5, 1990 (Commission File No. 33-35239).

** Incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).

*** Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on October 9, 1997 (Commission File No. 333-37473).

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 11, 1999.


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


            Signature                              Title                            Date
            ---------                              -----                            ----
/s/ Gerald B. Bashaw                    Director, Chairman of the Board        January 11, 1999
----------------------------------
Gerald B. Bashaw


/s/ Robert W. Campbell                  Director                               January 11, 1999
----------------------------------
Robert W. Campbell


/s/ Daniel J. Donahoe                   Director                               January 11, 1999
----------------------------------
Daniel J. Donahoe


/s/ James D. Goldenetz                  Director                               January 11, 1999
----------------------------------
James D. Goldenetz


/s/ Evan M. Gruber                      Director, Chief Executive Officer      January 11, 1999
----------------------------------
Evan M. Gruber


/s/ Charles C. McGettigan               Director                               January 11, 1999
----------------------------------
Charles C. McGettigan


/s/ Myron A. Wick III                   Director                               January 11, 1999
----------------------------------
Myron A. Wick III